Form 10-Q
period 1999-03-31
GLOBAL CROSSING HOLDINGS LTD
filed 1999-05-13
CIK 1061323

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1999



                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-61457



                         GLOBAL CROSSING HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)



               BERMUDA                             98-0186828
     (State or other jurisdiction of  (I.R.S. Employer Identification No.)
      incorporation or organization)



                                  WESSEX HOUSE
                                 45 REID STREET
                             HAMILTON HM12, BERMUDA
                    (Address of principal executive offices)
                                 (441) 296-8600
              (Registrant's telephone number, including area code)



THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF GLOBAL CROSSING LTD., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of April 27, 1999: 1,200,000 shares.

GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES


                      For The Quarter Ended March 31, 1999



                                     INDEX

                                                                       Page
                                                                       ----



Part I.  FINANCIAL INFORMATION


       Item 1. Financial Statements (Unaudited):

               Condensed Consolidated Statements of Operations         3

               Condensed Consolidated Balance Sheets                   4

               Condensed Consolidated Statements of Cash Flows         5

               Notes to Condensed Consolidated Financial Statements    6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9


PART II.  OTHER INFORMATION



       Item 1. Legal Proceedings                                      12


       Item 6. Exhibits and Reports on Form 8-K                       12

Part I.  FINANCIAL INFORMATION


       Item 1. Financial Statements


                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                     For The Three Months Ended
                                                                  March 31, 1999   March 31, 1998
                                                                  ---------------  ---------------
                                                                             (Unaudited)

REVENUES                                                                $178,183          $     -
                                                                        --------          -------

EXPENSES:
   Cost of capacity sold                                                  69,387                -
   Operations, administration and maintenance                             11,861                -
   General and administrative                                             11,540            2,372
   Stock related expense                                                   5,079              638
   Sales and marketing                                                     9,758              784
   Network development                                                     4,812                -
   Provision for doubtful accounts                                         1,864                -
                                                                        --------          -------
                                                                         114,301            3,794
                                                                        --------          -------
OPERATING INCOME (LOSS)                                                   63,882           (3,794)

EQUITY IN LOSS OF AFFILIATES                                              (2,736)               -

INTEREST INCOME (EXPENSE):
   Interest income                                                        14,359               95
   Interest expense                                                      (23,779)             (23)
                                                                        --------          -------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                 51,726           (3,722)
   Provision for income taxes                                            (16,142)               -
                                                                        --------          -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                                35,584           (3,722)
   Cumulative effect of change in accounting principle, net of
      income tax benefit of $1,400                                       (14,710)               -
                                                                        --------          -------

NET INCOME (LOSS)                                                         20,874           (3,722)
   Preferred stock dividends                                             (13,044)          (4,407)
                                                                        --------          -------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER                      $  7,830          $(8,129)
                                                                        ========          =======


   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                    March 31, 1999   December 31, 1998
                                                                    ---------------  ------------------
                                                                                (Unuadited)
ASSETS:
   Current assets:
      Cash and cash equivalents                                         $  561,707          $  803,427
      Restricted cash and cash equivalents                                  69,668              77,190
      Accounts receivable, net of allowance for
         doubtful accounts of $6,097 as of March 31,
         1999 and $4,233 as of December 31, 1998                            95,528              71,195
      Other assets and prepaid costs                                        51,688              30,526
                                                                        ----------          ----------
      Total current assets                                                 778,591             982,338
   Restricted cash and cash equivalents                                    422,933             367,600
   Accounts receivable                                                      70,884              43,315
   Capacity available for sale                                             577,273             574,849
   Property, plant and equipment, net                                       45,400               5,500
   Construction in progress                                                532,653             428,207
   Deferred finance costs, net of accumulated amortization
      of $13,437 as of March 31, 1999 and $10,130
      as of December 31, 1998                                               42,527              45,757
   Investment in affiliates                                                187,458             177,334
   Other assets                                                             44,200              20,000
                                                                        ----------          ----------
      Total assets                                                      $2,701,919          $2,644,900
                                                                        ==========          ==========

LIABILITIES:
   Current liabilities:
      Accrued construction costs                                        $  143,363          $  129,081
      Accounts payable and accrued liabilities                              23,054              28,353
      Accrued interest                                                      29,501              10,053
      Deferred revenue                                                      42,455              44,197
      Income taxes payable                                                   6,433              15,604
      Current portion of long term debt                                      9,774               6,393
      Current portion of obligations under inland
         services agreements and capital leases                             11,536              14,572
                                                                        ----------          ----------
      Total current liabilities                                            266,116             248,253
   Long term debt                                                          248,475             269,598
   Senior notes                                                            796,588             796,495
   Deferred revenue                                                         50,725              25,325
   Obligations under inland services agreements and
      capital leases                                                        16,158              24,520
   Deferred income taxes                                                    31,779               9,654
                                                                        ----------          ----------
      Total liabilities                                                  1,409,841           1,373,845
                                                                        ----------          ----------

MANDATORILY REDEEMABLE PREFERRED STOCK --
   5,000,000 shares issued and outstanding, $100
   liquidation preference per share (including
   accrued dividends of $17,300 as of March 31, 1999
   and $4,375 as of December 31, 1998, net of
   unamortized issuance costs of $16,881 as of March 31,
   1999 and $17,000 as of December 31, 1998)                               500,419             487,375
                                                                        ----------          ----------

SHAREHOLDER'S EQUITY:
      Common stock, par value $.01, 1,200,000 shares authorized, issued and outstanding as of March 31, 1999 and
         December 31, 1998, respectively                                        12                  12
      Other shareholder's equity                                           820,048             832,943
      Accumulated deficit                                                  (28,401)            (49,275)
                                                                        ----------          ----------
                                                                           791,659             783,680
                                                                        ----------          ----------
      Total liabilities and shareholder's equity                        $2,701,919          $2,644,900
                                                                        ==========          ==========


See accompanying notes to these unaudited condensed consolidated balance sheets.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                For The Three Months Ended
                                                                           March 31, 1999         March 31, 1998
                                                                     ---------------------------  ---------------
                                                                                        (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net income (loss) applicable to common shareholder                                 $   7,830        $  (8,129)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Cumulative effect of change in accounting principle                                14,710                -
      Equity in loss of affiliates                                                        2,736                -
      Depreciation and amortization                                                         211               30
      Provision for doubtful accounts                                                     1,864                -
      Stock related expenses                                                              5,079                -
      Preferred stock dividends                                                          13,045            4,407
      Amortization of discount on preferred shares
         and senior notes                                                                    92                -
      Capacity available for sale excluding cash
         expenditures for investing activities                                           58,539                -
      Deferred income taxes                                                              22,125                -
      Currency translation account                                                       (4,930)               -
      Changes in operating assets and liabilities:
         Increase in accounts receivable                                                (53,766)               -
         Increase in other assets and prepaid costs                                     (45,362)         (11,779)
         Increase (decrease) in deferred revenue                                        (14,642)           9,225
         Decrease in income taxes payable                                                (9,171)               -
         Increase (decrease) in accounts payable and
            accrued liabilities                                                          (5,299)           2,384
         Decrease in obligations under inland services agreements                       (11,143)          (7,642)
                                                                                      ---------        ---------
         Net cash used in operating activities                                          (18,082)         (11,504)
                                                                                      ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Contribution of capital from Global Crossing Ltd.                                          -            1,062
   Proceeds from long term debt                                                               -          155,113
   Repayment of long term debt                                                          (17,742)               -
   Finance costs incurred                                                                   (77)            (247)
   Cash reimbursement to certain shareholders                                                 -           (7,047)
   Increase in restricted cash and cash equivalents                                     (47,811)         (13,905)
                                                                                      ---------        ---------
         Net cash provided by (used in) financing activities                            (65,630)         134,976
                                                                                      ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Cash paid for construction in progress and capacity
      available for sale                                                               (143,337)        (122,187)
   Investment in affiliates                                                             (12,860)               -
   Purchases of property, plant and equipment                                            (1,811)               -
                                                                                      ---------        ---------
         Net cash used in investing activities                                         (158,008)        (122,187)
                                                                                      ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (241,720)           1,285
CASH AND CASH EQUIVALENTS, beginning of period                                          803,427            1,453
                                                                                      ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                              $ 561,707        $   2,738
                                                                                      =========        =========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
   Costs incurred for construction in progress and
      capacity available for sale                                                     $ 180,119        $ 102,445
   (Increase) decrease in accrued construction costs                                    (14,282)          28,271
   Increase in accrued interest                                                         (19,448)          (4,361)
   Amortization of deferred finance costs                                                (3,307)          (1,206)
   (Increase) decrease in obligations under capital leases                                  255           (2,962)
                                                                                      ---------        ---------
   Cash paid for construction in progress and
      capacity available for sale                                                     $ 143,337        $ 122,187
                                                                                      =========        =========

   Purchases of property, plant and equipment                                         $ (38,300)       $       -
                                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid and capitalized                                                      $   6,132        $   4,446
                                                                                      =========        =========
   Interest paid (net of capitalized interest)                                        $     772        $   4,423
                                                                                      =========        =========
   Cash paid for taxes                                                                $   1,788        $       -
                                                                                      =========        =========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (Unaudited)



(1)     ORGANIZATION AND BACKGROUND

Global Crossing Holdings Ltd. (together with its consolidated subsidiaries, the Company), a Bermuda company, is a wholly-owned subsidiary of Global Crossing Ltd. (together with its consolidated subsidiaries, GCL). The Company is an independent provider of global Internet and long distance telecommunications facilities and services utilizing a network of undersea and terrestrial digital fiber optic cable systems (the Global Crossing Network). The Company operates as a "carriers' carrier", providing tiered pricing and segmented products to licensed providers of international telecommunications services. Capacity on the Global Crossing Network is offered to all customers on an open, equal access basis. The systems under development by the Company will form a state-of-the-art interconnected worldwide high capacity fiber optic network. The systems completed or under development will form a state-of-the-art interconnected worldwide high capacity fiber optic network: Atlantic Crossing-1 (AC-1) and the recently announced Atlantic Crossing-2 (AC-2), undersea systems connecting the United States and Europe; Pacific Crossing (PC-1), an undersea system connecting the United States and Asia; Mid Atlantic Crossing (MAC), an undersea system connecting the eastern United States and the Caribbean; Pan American Crossing
(PAC), an undersea system connecting the western United States, Mexico, Panama, Venezuela and the Caribbean; South American Crossing (SAC), an undersea and terrestrial system connecting the major cities of South America to MAC, PAC and the rest of the Global Crossing Network; Pan European Crossing (PEC), a terrestrial system connecting 24 European cities to AC-1; and a terrestrial system (GAL) to be operated by Global Access Ltd., connecting certain cities in Japan to PC-1. The undersea component of this initial portion of the Global Crossing Network totals 74,500 km and the terrestrial component adds 13,400 km for a total of 87,900 km. The Company is in the process of developing several new undersea and terrestrial cable systems and evaluating other business development opportunities which will complement the Global Crossing Network.

(2) BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year ending December 31, 1999.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentation normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998.

(3) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the three months ended March 31, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the three months ended March 31, 1999 of $15 million (net of tax benefit) that represents start-up costs incurred and capitalized during previous periods. During the three months ended March 31, 1999, the Company incurred $4 million of start-up expenditures, which were expensed as incurred.

(3) NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which is effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's financial position or results of operations to be material.

(4) NET LOSS APPLICABLE TO COMMON SHAREHOLDER

Since the Company is a wholly-owned subsidiary of GCL, per share information is not presented.

(5) SHAREHOLDER'S EQUITY

Stock Option Plan. Employees of the Company participate in the stock option plan of GCL and the Company is therefore allocated its applicable share of stock related expense. The Company recognized $5 million and $1 million of allocated stock compensation expense during the three months ended March 31, 1999 and 1998, respectively.

(6) SEGMENT INFORMATION

The Company is a provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point-to-point" connectivity. As such, the Company is engaged in only one business segment worldwide and derives its revenues from customers located in the following geographic regions: the Americas, Europe and Asia Pacific. The Company also maintains long-lived assets in these regions; however, the majority of these assets are in international waters. In addition, the Company derives all of its revenues from companies in the Internet and long distance telecommunications industry and, as a result, has concentration of credit risk in this industry.

(7) CONCENTRATION OF RISKS

During the three months ended March 31, 1999, there were two customers that accounted for 19% and 15%, respectively, of total revenues.

As of March 31, 1999, the Company had two customers representing 15% and 11% of outstanding receivables, respectively. Subsequent to March 31, 1999, one of these customer's amounts were collected.

(8) RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation.

(9) SIGNIFICANT EVENTS

Lucent Agreement

On January 26, 1999, GCL signed a technology agreement with Lucent Technologies Inc. (Lucent) that will give the Company access to Lucent's terrestrial and undersea fiber optic technology. In addition, the Company entered into a supply contract with Lucent to provide fiber and equipment for PEC. As part of the supply contract, Lucent will provide certain financing for PEC. The agreement with Lucent also provides for financing of future systems if they are selected as the contractor.

South American Crossing

On March 11, 1999, the Company announced plans for the development of SAC, an 18,000 km undersea and terrestrial fiber optic network directly linking the major cities of South America through MAC and PAC to the United States, Mexico, Central America, the Caribbean, Asia and Europe. The Company expects that SAC will cost approximately $1,130 million to construct. Service is scheduled to commence in the fourth quarter of 2000, with full ring completion expected in the first quarter of 2001. The Company plans to build SAC in three phases. The first two phases, providing Argentina and Brazil with connectivity to the Global Crossing Network, are scheduled to commence service in the fourth quarter of 2000. The final phase, completing the loop around the continent, is scheduled for completion in the first quarter of 2001. The undersea portion of SAC is currently planned to be wholly-owned, while the terrestrial portion is expected to be constructed through joint-venture arrangements.

Frontier Merger

On March 16, 1999, GCL entered into a definitive agreement and plan of merger with Frontier Corporation, a New York corporation (Frontier), that will result in Frontier becoming a wholly-owned subsidiary of GCL or a new parent holding company of GCL. Frontier is one of the leading providers of facilities-based integrated communications and Internet services in the United States. The board of directors of each company has approved the merger. Completion of the transaction is anticipated to occur during the third quarter of 1999. The transaction is subject to approval by the shareholders of GCL and Frontier and to other customary conditions, such as receipt of regulatory approvals. GCL expects the merger will be accounted for using the purchase method of accounting.

Atlantic Crossing-2

On March 24, 1999, the Company announced its intention to develop and construct AC-2, an additional eight fiber pair cable connecting the United States to Europe. AC-2 will be integrated with the two transatlantic cables of AC-1, adding a third high-capacity cable across the Atlantic for the Global Crossing Network and providing AC-2 with self-healing capabilities. The new cable will cost approximately $750 million and is expected to be in service in the first quarter of 2001.

(10) SUBSEQUENT EVENTS

Global Marine Acquisition

On April 26, 1999, GCL announced a definitive agreement to acquire the Global Marine business of Cable & Wireless plc in a transaction valued at approximately $885 million, consisting of a combination of cash and assumed indebtedness. Global Marine is an undersea cable installation and maintenance company. The transaction, which is expected to be completed within 60 days, is subject to certain regulatory and other approvals. GCL expects the acquisition will be accounted for using the purchase method of accounting.

Tyco Submarine Systems Agreement

On April 29, 1999, the Company announced a contract with Tyco Submarine Systems Ltd. (TSSL), valued initially at over $700 million pursuant to which the SAC cable system will be designed, manufactured and installed by TSSL. The contract provides for options for the Company to purchase future upgrades to the initial base system, in order to substantially increase the capacity of the base system. Lucent will supply fiber and equipment to TSSL for the SAC system, as well as financing to the Company under terms of a previous agreement between Lucent and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Abbreviated pursuant to General Intruction H(2).)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31,
1998

Revenues. During the three months ended March 31, 1999, the Company recognized revenues of $173 million on sales of capacity relating to AC-1, in addition to revenues from operation and maintenance services of $5 million. The full AC-1 ring was completed in February 1999. There were no sales or related costs recognized in the three months ended March 31, 1998, as the Company was in its development stage.

Cost of capacity sold. For the three months ended March 31, 1999, the Company recognized $69 million in cost of capacity sold, resulting in a gross margin on capacity sales of 60%. Non-cash cost of undersea capacity sold was $53 million during the three months ended March 31, 1999. The Company calculates cost of undersea capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity of 512 circuits times the unamortized construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale. Cost of capacity sold also includes the cost of terrestrial capacity sold, a cash expense, during the three months ended March 31, 1999, of $16 million.

Operations, administration and maintenance (OA&M). The Company incurred OA&M costs on AC-1 of $12 million during the three months ended March 31, 1999. The Company has entered into an agreement with TSSL relating to operations, administration and maintenance of AC-1 which limits the Company's total OA&M expense for the system. Following the AC-1 full system ready-for-service date, the Company anticipates that its OA&M costs will be largely recovered through charges to its customers under the terms of Capacity Purchase Agreements (CPAs). There were no OA&M costs in the three months ended March 31, 1998, as the Company was in its development stage.

General and administrative. General and administrative expenses totaled $12 million during the three months ended March 31, 1999 and was comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs, occupancy costs, plus depreciation and amortization. During the three months ended March 31, 1998, the Company incurred general and administrative costs of $2 million.

Stock related compensation expense. The Company recognized $5 million and $1 million of stock compensation expense during the three months ended March 31, 1999 and 1998, respectively, relating to options issued under GCL's Stock Incentive Plan, including certain stock related expense related to stock options and rights to purchase stock awarded to consultants and a key executive, accounted for under SFAS No. 123.

Sales and marketing. During the three months ended March 31, 1999, the Company incurred sales and marketing expenses of $10 million, including commissions to TSSL of $8 million incurred on revenues recognized during this period. During the three months ended March 31, 1998, the Company incurred sales and marketing costs of $1 million. The increase from 1998 was due to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth.

Network development. The Company incurred network development costs during the three months ended March 31, 1999 of $5 million relating to network development, and this amount is comprised principally of salaries and professional fees. No such costs were incurred during the three months ended March 31, 1998.

Equity in loss of affiliates. In April 1998, the Company entered into a joint venture to construct an undersea cable system, PC-1. PC-1 is owned and operated by Pacific Crossing Ltd. (PCL). The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest. In December 1998, a wholly-owned subsidiary of the Company entered into a joint venture to construct and operate GAL. The $3 million loss is comprised of a loss of $2 million representing the Company's 58% equity in the loss of PCL and a loss of $1 million representing the Company's 49% equity in Global Access Ltd. for the three months ended March 31, 1999.

Interest income. The Company earned interest income of $14 million and $0.1 million in the three months ended March 31, 1999 and 1998, respectively. Such interest income represents earnings on cash raised from financings and on CPA deposits.

Interest expense. During the three months ended March 31, 1999, the Company incurred $29 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $5 million, and expensed $24 million. During the three months ended March 31, 1998, the Company incurred interest costs of $4 million, substantially all of which was capitalized to construction in progress.

Provision for income taxes. The income tax provision of $16 million for the three months ended March 31, 1999, provides for taxes on profits earned from capacity sales and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions. During the three months ended March 31, 1998, the Company incurred operating losses, which related to non-taxable jurisdictions and therefore, such losses could not be applied against future taxable earnings. Accordingly, no tax provision or deferred tax benefit was recorded as of March 31, 1998.

Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the three months ended March 31, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the three months ended March 31, 1999 of $15 million (net of tax benefit) that represents start-up costs incurred and capitalized during previous periods.

Net income (loss). During the three months ended March 31, 1999 the Company reported net income of $21 million compared to a net loss of $4 million in the three months ended March 31, 1998.

Preferred stock dividends. Preferred stock dividends for the three months ended March 31, 1999 and 1998, were $13 million and $4 million, respectively.

Net income (loss) applicable to common shareholder. During the three months ended March 31, 1999, the Company reported a net income applicable to common shareholder of $8 million and during the three months ended March 31, 1998, the Company reported a net loss applicable to common shareholder of $8 million.

LIQUIDITY AND CAPITAL RESOURCES

Restricted cash and cash equivalents. At March 31, 1999, restricted cash and cash equivalents includes: $231 million for PC-1 construction, $63 million for PEC construction, $56 million for MAC construction, $38 million for funding future interest payable on the senior notes and $104 million received pursuant to CPAs restricted under the terms of the AC-1 credit facility.

As of March 31, 1999, the approximately $750 million initial cost of AC-1 had been fully financed. The first contracted upgrade has been fully funded through operating cash flow.

We estimate the total cost of developing and deploying AC-2, PC-1, MAC, PAC, SAC, PEC and GAL to be approximately $4,945 million (excluding costs of potential future upgrades and the amounts capitalized with respect to the warrants issued in exchange for the rights to certain of such systems) which is comprised of $750 million for AC-2, $1,200 million for PC-1, $330 million for MAC, $495 million for PAC, $1,130 million for SAC, $850 million for PEC and $190 million for GAL. PC-1 will be financed by total equity investments of $400 million (we expect to provide approximately $231 million), with the remaining $800 million of estimated costs to be financed through non-recourse project indebtedness at the PC-1 level. We have funded our 49% interest in GAL from cash on hand. With respect to MAC and PAC, we have made equity investments of $110 million and $200 million, respectively. We have obtained $220 million in non-recourse project financing from certain lenders to finance the remaining construction costs of MAC. We expect to finance the remaining estimated $295 million in costs for PAC through either non-recourse indebtedness for which we have negotiated a contractual commitment or through other corporate borrowings for which we have commitments.

During October 1998, we announced the development of PEC for which the construction costs are estimated to be $850 million. A portion of these costs will be paid from the proceeds of the recent issuance of the Company's 10 1/2% Senior Exchangeable Preferred Stock due 2008. Further, we expect to raise additional capital required to finance this system through a combination of commercial bank borrowings, non-recourse project debt, vendor financing and sales of dark fiber. In this regard, we have entered into an agreement with Cable & Wireless for the sale of more than $100 million of dark fiber on PEC. During January 1999, we entered into a supply contract with Lucent to provide fiber and equipment for this system and, as part of this contract, Lucent will also furnish financing along with project management and integration services. On May 5, 1999, we borrowed approximately $400 million under the Lucent facility.

The Company has raised or expects to raise the additional capital required to finance AC-2, SAC and any additional cable systems through a combination of commercial bank borrowings, non-recourse project financings, public and private offerings of debt and equity securities, vendor financing, and sales of dark fiber on PEC. We have traditionally secured project indebtedness for approximately 65% of system costs. The actual amounts of our future capital requirements will depend on certain factors including the cost of developing our cable systems, the speed of developing our systems and the pricing of our services. There can be no assurance that financing for such systems will be available to us or, if available, that such financing can be obtained on a timely basis or on terms acceptable to us.

The Company has extended financing to customers in connection with certain CPAs. The financing terms provide for installment payments over a limited number of periods of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

Cash used in operating activities was $18 million for the three months ended March 31, 1999 and $12 million for the three months ended March 31, 1998, and principally represents sales and marketing, network development and general and administrative expenses paid less cash received from deposits and payments for activated capacity pursuant to signed CPAs, plus interest income received.

Cash used in financing activities was $66 million for the three months ended March 31, 1999, and primarily represents the repayments of borrowings under the AC-1 credit facility and the increase in amounts held in restricted cash and cash equivalents. Cash provided by financing activities of $135 million for the three months ended March 31, 1998, primarily relates to proceeds from borrowings under the AC-1 credit facility.

Cash used in investing activities was $158 million and $122 million for the three months ended March 31, 1999, and for the three months ended March 31, 1998, respectively, and represents cash paid for Construction in Progress and cash investments in affiliates and property, plant and equipment.

INFLATION

Management does not believe that its business is impacted by inflation to a significantly different extent than the general economy.

YEAR 2000 COMPLIANCE

We believe that our computer information systems are Year 2000 (Y2K) compliant. We have established a Y2K compliance task force. The task force has identified no potential material adverse effect on the two core components of our services:
(1) transmission of capacity and (2) management and maintenance of the transmission paths. Our anticipated worst case scenario is failure of our Network Operations Center. In the event the worst case scenario occurs management of the network can be performed at the terminal stations with the network element managers or at the equipment bays with the craft interface terminal, in each case at minimal additional cost.

We are also subject to external forces that generally affect industry and commerce, such as utility, transportation or other infrastructure failures and interruptions. In addition to reviewing our own systems, we are submitting requests to third party service providers to obtain information as to their compliance efforts. We have received assurances from our major suppliers, TSSL and Lucent, stating Y2K compliance status of their respective systems regarding AC-1 (our only active system at this time). In addition, we received assurance from Alcatel Submarine Networks, a supplier to MAC, that Alcatel is also Y2K compliant. In the event that any of our material third party service providers do not successfully and timely achieve Y2K compliance, our business or operations could be adversely affected. We are developing contingency plans to address any potential Y2K compliance failure due to significant third party failures, although no such failure is expected. To date, response from material third party service providers has not shown any of them to be non-compliant with Y2K readiness plans.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We have included "forward-looking statements" throughout this quarterly report filed on Form 10-Q. These statements describe our attempt to predict future occurrences. We use the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not presently subject to any material legal claims or proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number  Description

10.8 Employment agreement, dated as of February 19, 1999, between Global Crossing Ltd. and Robert Annunziata.

27.1  Financial Data Schedule.


(b)  Reports on Form 8-K.

     During the quarter ended March 31, 1999, Global Crossing Holdings Ltd. filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated February 1, 1999 (date of earliest event reported), filed on February 2, 1999, for the purpose of reporting, under Item 5, Global Crossing Ltd.'s results of operations for the fourth quarter and fiscal year ended December 31, 1998.

     2. Current Report on Form 8-K dated March 16, 1999 (date of earliest event reported), filed on March 19, 1999, for the purpose of reporting, under
        Item 5, Global Crossing Ltd.'s execution of an agreement and plan of merger with Frontier Corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Global Crossing Holdings Ltd.,
                                a Bermuda corporation



                                By: /s/ Robert Klug
                                   -------------------------------
                                   Robert Klug
                                   Controller


                                May 13, 1999