Form 10-K/A
period 1998-12-31
GLOBAL CROSSING HOLDINGS LTD
filed 1999-09-03
CIK 1061323

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 1)

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

  The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of September 2, 1999, was 1,200,000.

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

     In addition, if we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our long term debt. There can be no assurance that we would be able to successfully renegotiate such terms or refinance our indebtedness when required or that satisfactory terms of any such refinancing would be available. If we were not able to refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as:

     .  sales of certain assets to meet our debt service obligations,

     .  sales of equity,

     . negotiations with our lenders to restructure applicable indebtedness, or

     .  other options available to us under applicable law.

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

     Our successful completion of our cable systems will depend, among other things, upon:

     .  our ability to manage their construction effectively,

     . our ability to obtain all construction and operating permits and licenses,

     .  third-party contractors performing their obligations on schedule, and

     . our ability to enter into favorable construction contracts with a limited number of suppliers.

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

     We intend to grow revenues and profits by:

     .  upgrading capacity on our planned systems,

     .  developing additional undersea cable projects,

     .  developing or purchasing additional terrestrial fiber capacity, and

     .  introducing new services.

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

     AC-1 has, and each of our other systems are expected to have, a design life of generally 25 years; however, there can be no assurance of the actual useful life of any of these systems. A number of factors will affect the useful life of each of our systems, including, among other things:

     .  quality of construction,

     .  unexpected deterioration, and

     .  technological or economic obsolescence.

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

     Accordingly, our business is subject to certain risks inherent in international operations. These risks include:

     .  political and economic conditions,

     .  unexpected changes in regulatory environments,

     .  exposure to different legal standards, and

     .  difficulties in staffing and managing operations.

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

Global Crossing (Cayman) Ltd. (formerly Global Crossing Ltd., LDC) ("Old GCL")

        Prior to the Old GCL Exchange, equity ownership in GCH and its subsidiaries was held through Old GCL, with Old GCL holding all of the shares of common stock of GCL, which owns all of the shares of GCH. In connection with the Old GCL Exchange, which occurred on August 13, 1998, each shareholder of Old GCL, (other than affiliates of Canadian Imperial Bank of Commerce (collectively, "CIBC")) agreed to exchange their interests in Old GCL for shares of common stock of GCL at a rate of 1.5 shares of common stock of GCL per share of common stock of Old GCL. Immediately following the Old GCL Exchange, CIBC became the sole beneficial owner of Old GCL.

        Since the consummation of the Old GCL Exchange, Old GCL's only asset is its ownership interest in GCL. Old GCL engages in no business activities other than holding GCL shares. As of December 31, 1998, Old GCL was also a guarantor under GCH's 9-5/8% Senior Notes due 2008.

        Audited financial information for Old GCL for the year ended December 31, 1998 is hereby incorporated by reference to the Annual Report on Form 10-K of Old GCL for the year ended December 31, 1998 (File No. 333-61457-08).

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

Arthur Andersen & Co.

   Hamilton, Bermuda
   February 1, 1999
   (Except with respect to the matters
    discussed in Note 13, as to which
    the dates are March 9, 1999, March 16, 1999, and May 16, 1999)

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

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                              Period from
                                                             March 19, 1997
                                           Year Ended     (Date of Inception)
                                        December 31, 1998 to December 31, 1997
                                        ----------------- --------------------
REVENUES...............................     $424,099            $    --
                                            --------            --------
EXPENSES:
  Cost of capacity sold................      178,492                 --
  Operations, administration and
   maintenance.........................       18,056                 --
  Sales and marketing..................       26,194               1,366
  Network development..................       10,962                  78
  General and administrative...........       15,719               1,657
  Stock related expense................       10,340                 --
  Provision for doubtful accounts......        4,233                 --
  Termination of Advisory Services
   Agreement...........................      139,669                 --
                                            --------            --------
                                             403,665               3,101
                                            --------            --------
OPERATING INCOME (LOSS)................       20,434              (3,101)
EQUITY IN LOSS OF AFFILIATES...........       (2,508)                --
INTEREST INCOME (EXPENSE):
  Interest income......................       28,615               2,941
  Interest expense.....................      (42,880)                --
                                            --------            --------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND EXTRAORDINARY ITEM...        3,661                (160)
  Provision for income taxes...........      (33,067)                --
                                            --------            --------
LOSS BEFORE EXTRAORDINARY ITEM.........      (29,406)               (160)
  Extraordinary loss on retirement of
   senior notes........................      (19,709)                --
                                            --------            --------
NET LOSS...............................      (49,115)               (160)
  Preferred stock dividends............      (12,681)            (12,690)
  Redemption of preferred stock .......      (34,140)                --
                                            --------            --------
NET LOSS APPLICABLE TO COMMON
 SHAREHOLDER...........................     $(95,936)           $(12,850)
                                            ========            ========


                            See accompanying notes.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                    (In thousands, except share information)

                                               Common Stock     Other shareholder's equity
                                             ----------------- ----------------------------                 Total
                                                                 Additional      Unearned   Accumulated Shareholder's
                                              Shares   Amount  Paid-in Capital Compensation   Deficit      Equity
                                             --------- ------  --------------- ------------ ----------- -------------
Issuance of common stock for cash on March
 19, 1997 (Date of Inception).............   1,200,000 $   12     $    --        $    --     $    --      $     12
Preferred stock dividends.................         --     --       (12,690)           --          --       (12,690)
Contribution of investment in subsidiary
 originally held by Global Crossing Ltd. ..        --     --        86,959            --          --        86,959
Net loss for the period...................         --     --           --             --         (160)        (160)
                                             --------- ------     --------       --------    --------     --------
Balance, December 31, 1997................   1,200,000     12       74,269            --         (160)      74,121
Cash reimbursement to
 Global Crossing Ltd. ....................         --     --        (7,047)           --          --        (7,047)
Unearned compensation.....................         --     --        31,707        (31,707)        --           --
Amortization of compensation expense......         --     --           --          10,340         --        10,340
Global Crossing Ltd. common stock and PCG
 Warrants issued in exchange for project
 rights...................................         --     --       275,298            --          --       275,298
Global Crossing Ltd. common stock issued
 in exchange for termination of Advisory
 Services Agreement.......................         --     --       135,000            --          --       135,000
Preferred stock dividends.................         --     --       (12,681)           --          --       (12,681)
Premium on redemption of preferred stock..         --     --       (34,140)           --          --       (34,140)
Cash contribution from
 Global Crossing Ltd. ....................         --     --       392,671            --          --       392,671
Assumption of debt of
 Global Crossing Ltd. ....................         --     --       (15,055)           --          --       (15,055)
Contribution of investment in subsidiary
 originally held by
 Global Crossing Ltd. ....................         --     --        11,493            --          --        11,493
Contribution of related party receivable
 from Global Crossing Ltd. ...............         --     --         2,795            --          --         2,795
Net loss..................................         --     --           --             --      (49,115)     (49,115)
                                             --------- ------     --------       --------    --------     --------
Balance, December 31, 1998................   1,200,000 $   12     $854,310       $(21,367)   $(49,275)    $783,680
                                             ========= ======     ========       ========    ========     ========



                            See accompanying notes.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Period From
                                                              March 19, 1997
                                            Year Ended     (Date of Inception)
                                         December 31, 1998 to December 31, 1997
                                         ----------------- --------------------
CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES:
 Net loss applicable to common
  shareholder..........................      $ (95,936)          $(12,850)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
 Equity in loss of affiliates..........          2,508                --
 Depreciation and amortization.........            333                 39
 Provision for doubtful accounts.......          4,233                --
 Termination of Advisory Services
  Agreement ...........................        137,795                --
 Stock related expenses................         10,340                --
 Preferred stock dividends.............         12,681             12,690
 Redemption of preferred stock.........         34,140                --
 Extraordinary loss on retirement of
  senior notes.........................         19,709                --
 Capacity available for sale excluding
  cash expenditures for investing
  activities...........................        123,329            (21,200)
 Provision for deferred income taxes...          9,654                --
 Changes in operating assets and
  liabilities:
  Increase in accounts receivable......       (118,743)               --
  Increase in other assets and prepaid
   costs...............................        (55,343)            (1,032)
  Increase in deferred revenue.........         64,197              5,325
  Increase in income taxes payable ....         15,604                --
  Increase in accounts payable and
   accrued liabilities.................         26,695              1,249
  Increase in obligations under inland
   services agreements.................         17,554             20,900
                                             ---------           --------
  Net cash provided by operating
   activities..........................        208,750              5,121
                                             ---------           --------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
 Proceeds from issuance of common stock
  and contribution of capital from
  Global Crossing Ltd..................        404,164             73,736
 Proceeds from issuance of preferred
  stock, net...........................        483,000             92,470
 Proceeds from issuance of senior
  notes................................        796,495            150,000
 Proceeds from long term debt..........        290,556            162,325
 Repayment of long term debt...........       (176,890)               --
 Retirement of 1997 issued senior
  notes................................       (159,750)               --
 Redemption of 1997 issued preferred
  stock................................       (134,372)               --
 Finance and organization costs
  incurred.............................        (37,665)           (28,181)
 Cash reimbursement to Global Crossing
  Ltd..................................         (7,047)               --
 Repayment of debt.....................        (15,055)               --
 Increase in restricted cash and cash
  equivalents..........................       (419,515)           (25,275)
                                             ---------           --------
  Net cash provided by financing
   activities..........................      1,023,921            425,075
                                             ---------           --------
CASH FLOWS USED IN INVESTING
 ACTIVITIES:
 Cash paid for construction in progress
  and capacity available for sale......       (413,996)          (428,743)
 Investment in affiliates..............        (16,701)               --
                                             ---------           --------
  Net cash used in investing
   activities..........................       (430,697)          (428,743)
                                             ---------           --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS...........................        801,974              1,453
CASH AND CASH EQUIVALENTS, beginning of
 period................................          1,453                --
                                             ---------           --------
CASH AND CASH EQUIVALENTS, end of peri-
 od....................................      $ 803,427           $  1,453
                                             =========           ========
SUPPLEMENTAL INFORMATION ON NON-CASH
 FINANCING ACTIVITIES:
 Common stock distributed to holders of
  preferred stock......................      $     --            $ 13,235
                                             =========           ========
SUPPLEMENTAL INFORMATION ON NON-CASH
 INVESTING ACTIVITIES
 Costs incurred for construction in
  progress and capacity available for
  sale.................................      $ 607,865           $497,319
 Increase in accrued construction
  costs................................        (77,077)           (52,004)
 Increase in accrued interest..........         (8,412)            (1,641)
 Amortization of deferred finance and
  organization costs...................         (7,883)            (2,223)
 (Increase) decrease in obligations
  under capital leases.................         11,660            (12,298)
 PCG Warrants..........................       (112,157)               --
 Increase in accrued liabilities.......            --                (410)
                                             ---------           --------
 Cash paid for construction in progress
  and capacity available for sale            $ 413,996           $428,743
                                             =========           ========
SUPPLEMENTAL INFORMATION ON NON-CASH
 INVESTING ACTIVITIES:
 Cost of investments in affiliates.....      $(179,842)          $    --
 PCG Warrants..........................        163,141           $    --
                                             ---------           --------
                                             $ (16,701)            $  --
                                             =========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Interest paid and capitalized.........      $  39,424           $  8,136
                                             =========           ========
 Interest paid (net of capitalized
  interest)............................      $  33,854           $    --
                                             =========           ========
 Cash paid for taxes...................      $   7,809           $    --
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

     Current and long term restricted cash and cash equivalents includes the following:

                                                                December 31,
                                                                -------------
                                                                1998    1997
                                                                ------ ------
                                                                    (in
                                                                 millions)
     Funds restricted for PC-1 construction.................... $ 231  $  --
     Funds restricted under the AC-1 Credit Facility...........    89       5
     Funds restricted for MAC construction.....................    66     --
     Funding for future interest on senior notes...............    38      20
     Other.....................................................    21     --
                                                                -----  ------
     Total.....................................................   445      25
     Less: Current portion of restricted cash and cash
      equivalents..............................................   (77)    (25)
                                                                -----  ------
     Long term restricted cash and cash equivalents............ $ 368   $ --
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

     In the period in which management has the intent and ability to complete a System upgrade, the total expected System capacity revenues and cost of the System used in the cost of sales calculation will change to take into account the further increase in System cost and in System capacity. The intent and ability of management to complete a System upgrade is demonstrated by the fact that (i) the Board of Directors has authorized the purchase of the upgrade,
(ii) the Company has the financial ability to purchase the upgrade and (iii) there are no regulatory or technology hurdles preventing the completion of the upgrade. The total expected System capacity revenues used by the Company in its cost of sales calculation will always be limited by total sales forecasted by a third party consultant which is updated on an annual basis. The AC-1 System was designed to be upgradable so as to increase the initial design capacity of 256 circuits available for sale. The Company has contracted with TSSL to upgrade capacity on AC-1 to 512 circuits. Based on the current third party consultant's sales forecast, the Company expects to sell all 512 circuits available for sale.

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

     Interest incurred, which includes the amortization of deferred finance fees and issuance discount ("interest cost"), are capitalized to construction in progress in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs" ("SFAS 34"). Total interest cost incurred and interest capitalized to construction in progress during the periods were:

                                                                Period from
                                                              March 19, 1997
                                                                 (Date of
                                              Year Ended       Inception) to
                                           December 31, 1998 December 31, 1997
                                           ----------------- -----------------
                                                     (In thousands)
Interest cost incurred....................      $92,813           $9,777
                                                =======           ======
Interest cost capitalized to construction
 in progress..............................      $49,933           $9,777
                                                =======           ======

 g) Deferred Finance and Organization Costs

  Costs incurred to obtain financing through the issuance of senior notes and long term debt have been reflected as an asset in the accompanying consolidated balance sheets. Costs incurred to obtain financing through the issuance of preferred stock have been reflected as a reduction in the carrying value of the issued preferred stock. The financing costs relating to the debt are amortized over the shorter of the stated long term or, where the terms of the loan require earlier repayment, the expected period over which the debt obligation will be repaid. In 1998, certain preferred stock was redeemed at which time the remaining balance of unamortized discount and offering costs was charged against additional paid-in capital. During the construction period, the amortized portion of deferred financing costs relating to the senior notes and the long term debt are included in construction in progress as a component of interest capitalized or recorded as interest expense in accordance with SFAS 34. The amortized portion of the deferred financing costs relating to the preferred stock is included as a component of preferred stock dividends.

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

 i) Stock Option Plan

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has chosen to account for employee stock options under Accounting Principles Board Opinin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options. In addition, the Company records compensation expenses for options granted to individuals other than employees using the fair value approach consistent with SFAS No. 123.

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

     Financial information relating to the Company's consolidated operations by geographic area was as follows:

                                               1998                 1997
                                      ---------------------- -------------------
                                                  Long-Lived          Long-Lived
                                      Revenues(a) Assets(b)  Revenues Assets(b)
                                      ----------- ---------- -------- ----------
                                                    (In thousands)
North America
  United States......................  $200,489   $   70,555 $    --   $ 50,169
  Canada.............................    68,351          --       --        --
                                            ------------------------------------
                                        268,840       70,555      --     50,169
                                            ------------------------------------
Europe
  The Netherlands....................    46,832                   --
  Germany............................    35,933                   --
  Other..............................    72,494                   --
                                            ------------------------------------
                                        155,259      161,535      --    107,412
                                            ------------------------------------
Asia Pacific.........................       --           --       --        --
International waters.................       --       770,966      --    360,937
                                            ------------------------------------
Consolidated.........................  $424,099   $1,003,056 $    --   $518,518
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

  Preferred stock dividends included the following:

                                                                Period from
                                                                 March 19,
                                                               1997 (Date of
                                              Year Ended       Inception) to
                                           December 31, 1998 December 31, 1997
                                           ----------------- -----------------
                                                     (In thousands)
Preferred stock dividends.................      $11,712           $11,112
Amortization of discount on preferred
 stock....................................          618             1,011
Amortization of preferred stock issuance
 costs....................................          351               567
                                                -------           -------
                                                $12,681           $12,690
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
                                                                   =======

12. FINANCIAL INFORMATION OF GCL CONSOLIDATED, GCH, GUARANTOR SUBSIDIARIES AND NON-GUARANTORS

     As described in Note 1, because Old GCL, GCL and GCH were entities under common control, the transfers by Old GCL to GCL and GCL to GCH and the Old GCL Exchange were accounted for similar to a pooling of interests. Accordingly, the summarized financial information of GCH presented below reflects the accounts of GTH and its subsidiaries retroactive to inception of GTH (March 24, 1997). Old GCL, GCL and GTH each provide a guarantee of the New Senior Notes described in
Note 6. Additionally, Global Crossing International, Inc. ("GCI"), a wholly owned subsidiary of GCH that provides marketing and development services to GCL, along with its wholly owned subsidiaries, also provide guarantees of the New Senior Notes. All guarantees are full, unconditional, joint and several. To the extent companies providing a guarantee have excess cash, dividends or loans of this cash can be made to GCH without restriction. Two of the Company's non-guarantor subsidiaries are restricted under long term debt agreements from making any dividends or loans to GCH effectively for the duration of such long term debt agreements. Separate financial statements of each subsidiary guarantor have not been provided because they would not be meaningful to investors.

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

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                   Financial Information of GCL Consolidated,
                GCH, Guarantors and Non-Guarantors--(Continued)

                                                                          Elimination
     (In thousands)         GCL        GCH      Guarantors Non-guarantors   Entries    Consolidated
------------------------  --------  ----------  ---------- -------------- -----------  ------------
Balance Sheet as of
December 31, 1998
Current assets..........  $  5,270  $  828,279   $ 17,266    $  156,431   $    (5,131)  $1,002,115
Restricted cash and cash
 equivalents............       --          --       3,590       364,010           --       367,600
Accounts receivable,
 net....................       --          --         --         43,315           --        43,315
Capacity available for
 sale...................       --        6,175     11,771       556,903           --       574,849
Construction in
 progress...............       --        2,139      3,134       423,889          (955)     428,207
Deferred finance and
 organization costs,
 net....................       --       30,922        --         17,434        (2,599)      45,757
Investments in and
 advances to
 subsidiaries...........   772,685   1,211,795    460,728       372,104    (2,817,312)         --
Investment in
 affiliates.............       --          --         --        177,334           --       177,334
                          --------  ----------   --------    ----------   -----------   ----------
Total assets............  $777,955  $2,079,310   $496,489    $2,111,420   $(2,825,997)  $2,639,177
                          ========  ==========   ========    ==========   ===========   ==========
Current liabilities.....  $  3,635  $   11,760   $  5,965    $  224,730   $     5,800   $  251,890
Long term debt..........       --          --         --        269,598           --       269,598
Senior notes............       --      796,495        --            --            --       796,495
Deferred revenue........       --          --         --         25,325           --        25,325
Obligations under inland
 services agreements and
 capital leases.........       --          --         --         24,520           --        24,520
Deferred income taxes...       --          --         --          9,654           --         9,654
Mandatorily redeemable
 preferred stock........       --      487,375        --            --            --       487,375
Shareholders' equity....   774,320     783,680    490,524     1,557,593    (2,831,797)     774,320
                          --------  ----------   --------    ----------   -----------   ----------
Total liabilities and
 shareholders' equity...  $777,955  $2,079,310   $496,489    $2,111,420   $(2,825,997)  $2,639,177
                          ========  ==========   ========    ==========   ===========   ==========
                                                                          Elimination
     (In thousands)         GCL        GCH      Guarantors Non-guarantors   Entries    Consolidated
------------------------  --------  ----------  ---------- -------------- -----------  ------------
Statement of Operations
For the Year Ended
 December 31, 1998
Revenues................  $    --   $       45   $ 14,004    $  423,356   $   (13,306)  $  424,099
                          --------  ----------   --------    ----------   -----------   ----------
Cost of capacity sold...       --          552      3,110       174,830           --       178,492
Operations,
 administration and
 maintenance............       --          --         --         18,056           --        18,056
Termination of Advisory
 Services Agreement.....       --       82,194        --         57,475           --       139,669
Stock related expense...    29,033          59      4,851         2,179         3,252       39,374
Selling, general and
 administrative.........    11,126       1,161     18,169        40,810        (3,033)      68,233
                          --------  ----------   --------    ----------   -----------   ----------
                            40,159      83,966     26,130       293,350           219      443,824
                          --------  ----------   --------    ----------   -----------   ----------
Operating income
 (loss).................   (40,159)    (83,921)   (12,126)      130,006       (13,525)     (19,725)
Other income (expense),
 net....................     1,371     (16,834)    (6,723)        7,743          (959)     (15,402)
Provision for income
 taxes..................       --          --      (1,132)      (31,935)          --       (33,067)
Extraordinary loss on
 retirement of senior
 notes..................       --       (9,750)    (9,959)          --            --       (19,709)
                          --------  ----------   --------    ----------   -----------   ----------
Net income (loss) before
 equity income (loss) of
 subsidiaries...........   (38,788)   (110,505)   (29,940)      105,814       (14,484)     (87,903)
Equity in income (loss)
 of subsidiaries........   (49,115)     61,390    107,389           --       (119,664)         --
                          --------  ----------   --------    ----------   -----------   ----------
Net income (loss).......   (87,903)    (49,115)    77,449       105,814      (134,148)     (87,903)
Preferred stock
 dividends..............       --      (12,681)       --            --            --       (12,681)
Redemption of preferred
 stock..................       --          --     (34,140)          --            --       (34,140)
                          --------  ----------   --------    ----------   -----------   ----------
Net income (loss)
 applicable to common
 shareholders             $(87,903) $  (61,796)  $ 43,309    $  105,814   $  (134,148)  $ (134,724)
                          ========  ==========   ========    ==========   ===========   ==========

--------------------------------------------------------------------------------

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                   Financial Information of GCL Consolidated,
                GCH, Guarantors and Non-Guarantors--(Continued)

                                                                         Elimination     GCL
     (In thousands)         GCL       GCH     Guarantors  Non-guarantors   Entries   Consolidated
-----------------------  ---------  --------  ----------  -------------- ----------- ------------
Statement of Cash Flow
For the Year Ended
 December 31, 1998
Cash flows from
 operating activities..  $     (22) $(19,991) $ (19,159)     $247,125      $   774    $ 208,727
                         ---------  --------  ---------      --------      -------    ---------
Cash flows from
 financing activities:
 Finance and
  organization costs
  incurred.............        --    (32,232)       --         (5,433)         --       (37,665)
 Investment in and
  advances from (to)
  subsidiaries.........   (382,063) (224,765)   150,815       471,710      (15,697)         --
 Proceeds from issuance
  of common stock,
  net..................    392,298        12         24            96         (132)     392,298
 Proceeds from issuance
  of preferred stock,
  net..................        --    483,000        --            --           --       483,000
 Cash reimbursement to
  certain
  shareholders.........     (7,047)      --         --            --           --        (7,047)
 Redemption of
  preferred stock......        --        --    (134,372)          --           --      (134,372)
 Proceeds from long
  term debt............        --        --         --        290,556          --       290,556
 Repayment of long term
  debt.................        --        --         --       (176,890)         --      (176,890)
 Proceeds from issuance
  of senior notes......        --    796,495        --            --           --       796,495
 Retirement of senior
  notes................        --   (159,750)       --            --           --      (159,750)
 Repayment of debt.....        --    (15,055)       --            --        15,055          --
 (Increase) decrease in
  restricted cash and
  cash equivalents,
  current and long
  term.................        --    (37,861)    16,242      (397,896)         --      (419,515)
                         ---------  --------  ---------      --------      -------    ---------
  Net cash provided by
   financing
   activities..........      3,188   809,844     32,709       182,143         (774)   1,027,110
                         ---------  --------  ---------      --------      -------    ---------
Cash flows from
 investing activities:
 Cash paid for
  construction in
  progress and capacity
  available for sale ..        --        --      (7,205)     (406,791)         --      (413,996)
 Investment in
  affiliates...........        --        --         --        (16,701)         --       (16,701)
                         ---------  --------  ---------      --------      -------    ---------
  Net cash used in
   investing
   activities..........        --        --      (7,205)     (423,492)         --      (430,697)
                         ---------  --------  ---------      --------      -------    ---------
Net increase in cash
 and cash equivalents..      3,166   789,853      6,345         5,776          --       805,140
Cash and cash
 equivalents, beginning
 of year...............        --        --       1,299           154          --         1,453
                         ---------  --------  ---------      --------      -------    ---------
Cash and cash
 equivalents, end of
 year..................  $   3,166  $789,853  $   7,644      $  5,930      $   --     $ 806,593
                         =========  ========  =========      ========      =======    =========

                            Old                                    Non-    Elimination
     (In thousands)         GCL      GCL      GCH    Guarantors Guarantors   Entries   Consolidated
------------------------  -------  -------  -------  ---------- ---------- ----------- ------------
Balance Sheet as of
 December 31, 1997
Current assets..........  $    33  $    12  $    12   $ 21,307   $  6,597   $    (217)   $ 27,744
Capacity available for
 sale...................      --       --                  --      21,200         --       21,200
Construction in
 progress...............      --       --       --       9,014    488,305         --      497,319
Investments in and
 advances to
 subsidiaries...........   73,964   73,952   73,940    276,897        --     (498,753)        --
Deferred finance and
 organization costs,
 net....................      208      --       169     10,619     15,107        (169)     25,934
                          -------  -------  -------   --------   --------   ---------    --------
Total assets............  $74,205  $73,964  $74,121   $317,837   $531,209   $(499,139)   $572,197
                          =======  =======  =======   ========   ========   =========    ========
Current liabilities.....  $    72  $   --   $   --    $  1,972   $ 88,978   $    (205)   $ 90,817
Long term debt..........      --       --       --         --     162,325         --      162,325
Senior notes............      --       --       --     150,000        --          --      150,000
Obligations under inland
 service agreements and
 capital leases.........      --       --       --         --       3,009         --        3,009
Mandatorily redeemable
 preferred stock........      --       --       --      91,925        --          --       91,925
Shareholders' equity....   74,133   73,964   74,121     73,940    276,897    (498,934)     74,121
                          -------  -------  -------   --------   --------   ---------    --------
Total liabilities and
 shareholders' equity...  $74,205  $73,964  $74,121   $317,837   $531,209   $(499,139)   $572,197
                          =======  =======  =======   ========   ========   =========    ========
Statement of Operation
Period from March 19,
 1997 (Date of
 Inception) to December
 31, 1997
Interest income.........  $   --   $   --   $   --    $    556   $  2,385   $     --     $  2,941
Selling, general and
 administrative.........       42      --       --         200      2,859         --        3,101
                          -------  -------  -------   --------   --------   ---------    --------
Net income (loss) before
 equity income (loss) of
 subsidiaries...........      (42)     --       --         356       (474)        --         (160)
Equity in loss of
 subsidiaries...........     (118)    (118)    (118)      (474)       --          828         --
                          -------  -------  -------   --------   --------   ---------    --------
Net loss................     (160)    (118)    (118)      (118)      (474)        828        (160)
Preferred stock
 dividends..............      --       --       --     (12,690)       --          --      (12,690)
                          -------  -------  -------   --------   --------   ---------    --------
Net loss applicable to
 common shareholders....  $  (160) $  (118) $  (118)  $(12,808)  $   (474)  $     828    $(12,850)
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

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

            Financial Information of GCL Consolidated--(Continued)

  Additional information regarding options granted and outstanding for the year ended December 31, 1998 is summarized below:

                                                                      Weighted
                                               Options                Average
                                              Available   Number of   Exercise
                                              For Grant    Options     Price
                                             -----------  ----------  --------
   Balances as of December 31, 1997.........         --          --      --
    Authorized .............................  33,215,730
    Granted................................. (30,762,466) 30,762,466   $2.85
    Exercised...............................                (656,688)   1.06
    Cancelled...............................   3,253,000  (3,253,000)   1.11
                                             -----------  ----------   -----
   Options outstanding as of December 31,
    1998....................................   5,706,264  26,852,778   $3.11

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

(iv) QUARTERLY FINANCIAL DATA (UNAUDITED)

  GCL's unaudited quarterly results are as follows:

                                              1998 Quarter Ended
                                 ----------------------------------------------
                                 March 31   June 30    September 30 December 31
                                 --------  ----------  ------------ -----------
                                    (In thousands, except per share data)
Revenues.......................  $    --   $  101,256    $117,693    $205,150
Operating income (loss)........    (3,794)   (123,649)     31,994      75,724
Income (loss) before
 extraordinary loss............    (3,722)   (135,725)     15,229      56,024
Net income (loss)..............    (3,722)   (155,434)     15,229      56,024
Net income (loss) applicable to
 common shareholders...........  $ (8,129) $ (193,473)   $ 15,229    $ 51,649
                                 ========  ==========    ========    ========
Income (loss) per common share
 before extraordinary item,
 basic.........................  $  (0.02) $    (0.52)   $   0.04    $   0.13
                                 ========  ==========    ========    ========
Net income (loss) per common
 share, basic..................  $  (0.02) $    (0.58)   $   0.04    $   0.13
                                 ========  ==========    ========    ========
Income (loss) per common share
 before extraordinary item,
 diluted.......................  $  (0.02) $    (0.52)   $   0.04    $   0.12
                                 ========  ==========    ========    ========
Net income (loss) per common
 share, diluted................  $  (0.02) $    (0.58)   $   0.04    $   0.12
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

 Frontier Acquisition

  On March 16, 1999, GCL entered into a definitive agreement and plan of merger with Frontier Corporation, a New York corporation ("Frontier"), that will result in Frontier becoming a wholly-owned subsidiary of GCL or a new parent holding company of GCL. Frontier is one of the leading providers of facilities-based integrated communications and Internet services in the United States. The board of directors of each company has approved the merger. Completion of the transaction is anticipated to occur during the third quarter of 1999. The transaction is subject to approval by the shareholders of GCL and Frontier and to other customary conditions, such as receipt of regulatory approvals. The Company expects the merger will be accounted for using the purchase method of accounting.

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

Termination of the U S WEST Merger Agreement

  On May 16, 1999, the Company entered into a definitive agreement to merge with U S WEST, Inc., a Delaware corporation (U S WEST). The new company would have been 50% owned by Global Crossing/Frontier shareholders and 50% owned by U S WEST shareholders. As part of the transaction U S WEST made a cash tender offer for approximately 9.49% of Global Crossing common stock. The tender offer was completed, with U S WEST acquiring 39,259,305 shares, on June 21, 1999. On July 18, 1999, Global Crossing and U S WEST agreed to terminate their merger agreement, and U S WEST agreed to merge with Qwest Communications International Inc. (Qwest). As a result, U S WEST paid Global Crossing a termination fee of $140 million in cash and returned 2,231,076 shares of Global Crossing Network common stock purchased in the tender offer, and Qwest committed to purchase capacity on the Global Crossing at established market unit prices for delivery over the next four years and committed to make purchase price payments to Global Crossing for this capacity of $140 million over the next two years. The Company will record in the third quarter of 1999 the receipt of the termination fee and Global Crossing common stock, net of expenses in the statement of operations as other income, net.

Senior Secured Credit Facility

  On July 2, 1999, Global Crossing Holdings Ltd. (GCH), the direct wholly owned subsidiary of Global Crossing Ltd., entered into a $3 billion Senior Secured Credit Facility. The Senior Secured Credit Facility is comprised of a $1 billion 5-year Revolving Credit Facility with an initial interest rate of LIBOR plus 2.25%, a $1 billion 5-year Multi-Draw Term Loan A with an initial interest rate of LIBOR plus 2.25% and a $1 billion 8-year Term Loan B with an initial interest rate of LIBOR plus 2.75%. The initial commitment fee on undrawn funds is 0.75%. The purpose of the Senior Secured Credit Facility is to finance or refinance construction of certain Global Crossing cable systems previously anticipated to be financed on a per-system basis, to partially finance the Global Marine acquisition, to fund future growth of Global Crossing and for general corporate purposes. In connection with the transaction, the Senior Secured Credit Facility became structurally senior to the Senior Notes for a consent fee of approximately $32 million, paid directly to the Senior Note holders.

  On July 7, 1999, GCH borrowed approximately $1.5 billion under the Senior Secured Credit Facility ($1 billion under the 8-year Term Loan B and $500 million under the 5-year Multi-Draw Term Loan A), sufficient to retire the outstanding obligations under the AC-1 Credit Facility, the MAC Credit Facility and the financing provide under the Lucent Agreement relating to the PEC and SAC systems, to refinance the debt incurred in connection with the Global Marine acquisition as well as to provide for current working capital requirements. As a result of the Senior Credit Facility, the Company has classified all refinanced debt in the condensed consolidation balance sheet as of June 30, 1999 as long term debt.

Republic of Ireland Agreement

  On July 5, 1999 Global Crossing announced an agreement with the government of the Republic of Ireland to build and maintain an undersea fiber optic cable system that will link two telehouses in Dublin, via two diverse fiber cables, to cities in Europe and North America through the Global Crossing Network. The Irish government will be the system's anchor customer under an $80 million capacity purchase agreement. This agreement will add an additional city to PEC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on September 2, 1999 by the undersigned, thereunto duly authorized.

                                         Global Crossing Holdings Ltd.

                                         By: /s/ Robert Klug
                                            --------------------
                                             Robert Klug
                                             Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 2, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


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