Form 10-Q/A
period 1999-03-31
GLOBAL CROSSING HOLDINGS LTD
filed 1999-09-03
CIK 1061323

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                  FORM 10-Q/A
                               (Amendment No. 1)



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of September 2, 1999: 1,200,000 shares.

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

(2) BASIS OF PRESENTATION
General
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year ending December 31, 1999.

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


Global Crossing (Cayman) Ltd. (formerly Global Crossing Ltd., LDC) ("Old GCL")

        Prior to the Old GCL Exchange, equity ownership in GCH and its subsidiaries was held through Old GCL, with Old GCL holding all of the shares of common stock of GCL, which owns all of the shares of GCH. In connection with the Old GCL Exchange, which occurred on August 13, 1998, each shareholder of Old GCL (other than affiliates of Canadian Imperial Bank of Commerce (collectively, "CIBC")) agreed to exchange their interests in Old GCL for shares of common stock of GCL at a rate of 1.5 shares of common stock of GCL per share of common stock of Old GCL. Immediately following the Old GCL Exchange, CIBC became the sole beneficial owner of Old GCL.

        Since the consummation of the Old GCL Exchange, Old GCL's only asset is its ownership interest in GCL. Old GCL engages in no business activities other than holding GCL shares. As of March 31, 1999, Old GCL was also a guarantor under GCH's 9-5/8% Senior Notes due 2008.

        Unaudited financial information for Old GCL for the three months ended March 31, 1999 is hereby incorporated by reference to the Quarterly Report on Form 10-Q of Old GCL for the quarterly period ended March 31, 1999 (File No. 333-61457-08).


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number  Description

10.8* Employment agreement, dated as of February 19, 1999, between Global
      Crossing Ltd. and Robert  Annunziata.

-------------
* Previously filed as exhibit to original quarterly report on Form 10-Q filed on May 13, 1999.

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


                                September 2, 1999