Form 10-Q
period 1999-09-30
GLOBAL CROSSING HOLDINGS LTD
filed 1999-11-15
CIK 1061323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of November 8, 1999: 1,200,000 shares.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                    For The Quarter Ended September 30, 1999

                                     INDEX
                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited):

                  Condensed Consolidated Statements of Operations             3

                  Business Segment Information                                4

                  Condensed Consolidated Balance Sheets                       5

                  Condensed Consolidated Statements of Cash Flows             6

                  Condensed Consolidated Statements of Comprehensive Income   8

                  Notes to Condensed Consolidated Financial Statements        9

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12

PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings                                          17

       Item 6.    Exhibits and Reports on Form 8-K                           17

Part I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended September 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                      Three Months Ended       Nine Months Ended
                                                    ----------------------  -----------------------
                                                       1999        1998        1999        1998
                                                    ----------  ----------  ----------  -----------

REVENUES                                             $255,110    $117,693    $623,573    $ 218,949
                                                     --------    --------    --------    ---------

EXPENSES:
   Cost of sales                                      129,014      49,238     279,307       90,438
   Operations, administration and maintenance          16,016       8,182      41,885       10,652
   General and administrative                          22,453       3,695      45,554       10,216
   Sales and marketing                                 12,789       6,342      39,036       13,655
   Network development                                  5,790       2,919      15,436        7,234
   Stock related expense                                6,732       1,655      15,289        8,249
   Depreciation and amortization                       11,990          72      16,029          545
   Goodwill amortization                                3,758           -       3,758            -
   Provision for doubtful accounts                     20,528       1,199      24,211        2,211
   Termination of advisory services agreement               -           -           -      139,669
                                                     --------    --------    --------    ---------
                                                      229,070      73,302     480,505      282,869
                                                     --------    --------    --------    ---------
OPERATING INCOME (LOSS)                                26,040      44,391     143,068      (63,920)

EQUITY IN INCOME (LOSS) OF AFFILIATES                      71      (1,037)     (5,471)      (1,036)

OTHER INCOME (EXPENSE):
   Interest income                                     13,906       8,266      45,512       12,939
   Interest expense                                   (35,084)    (17,984)    (81,538)     (25,660)
   Other income, net                                   15,896           -       8,217            -
                                                     --------    --------    --------    ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY ITEM                       20,829      33,636     109,788      (77,677)
   Provision for income taxes                          (6,977)     (7,331)    (37,015)     (16,332)
                                                     --------    --------    --------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM         13,852      26,305      72,773      (94,009)
   Cumulative effect of change in accounting
      principle, net of income tax benefit                  -           -     (14,711)           -
                                                     --------    --------    --------    ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                13,852      26,305      58,062      (94,009)
   Extraordinary loss on retirement of debt           (14,865)          -     (14,865)     (19,709)
                                                     --------    --------    --------    ---------

NET INCOME (LOSS)                                      (1,013)     26,305      43,197     (113,718)
   Preferred stock dividends                          (14,071)          -     (41,313)      (8,306)
   Redemption of preferred stock                            -           -           -      (34,140)
                                                     --------    --------    --------    ---------

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                         $(15,084)   $ 26,305    $  1,884    $(156,164)
                                                     ========    ========    ========    =========



   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                          BUSINESS SEGMENT INFORMATION
   As of and For the Three and Nine Months Ended September 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                       Three Months Ended          Nine Months Ended
                                   --------------------------  --------------------------
                                       1999          1998          1999          1998
                                   ------------  ------------  ------------  ------------

CARRIER SERVICES:
REVENUES                            $  170,374    $  117,693    $  538,837    $  218,949
                                    ==========    ==========    ==========    ==========
OPERATING INCOME                    $   38,293    $   50,681    $  186,368    $   98,296
                                    ==========    ==========    ==========    ==========
TOTAL ASSETS                        $2,390,168    $  969,901    $2,390,168    $  969,901
                                    ==========    ==========    ==========    ==========

INSTALLATION AND MAINTENANCE:
REVENUES                            $   84,736    $        -    $   84,736    $        -
                                    ==========    ==========    ==========    ==========
OPERATING INCOME                    $    7,287    $        -    $    7,287    $        -
                                    ==========    ==========    ==========    ==========
TOTAL ASSETS                        $1,245,640    $        -    $1,245,640    $        -
                                    ==========    ==========    ==========    ==========

CORPORATE OPERATIONS AND OTHER:
OPERATING LOSS                      $  (19,540)   $   (6,290)   $  (50,587)   $ (162,216)
                                    ==========    ==========    ==========    ==========
TOTAL ASSETS                        $  571,386    $1,079,195    $  571,386    $1,079,195
                                    ==========    ==========    ==========    ==========

CONSOLIDATED:
REVENUES                            $  255,110    $  117,693    $  623,573    $  218,949
                                    ==========    ==========    ==========    ==========
OPERATING INCOME (LOSS)             $   26,040    $   44,391    $  143,068    $  (63,920)
                                    ==========    ==========    ==========    ==========
TOTAL ASSETS                        $4,207,194    $2,049,096    $4,207,194    $2,049,096
                                    ==========    ==========    ==========    ==========



   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                September 30, 1999   December 31, 1998
                                                                -------------------  ------------------
                                                                    (Unaudited)
ASSETS:
   Current assets:
      Cash and investments                                              $  172,980          $  803,427
      Restricted cash and investments                                        3,491              77,190
      Accounts receivable, net of allowance for
         doubtful accounts of $23,994 as of September 30,
         1999 and $4,233 as of December 31, 1998                           159,312              71,195
      Other assets and prepaid costs                                        49,108              30,526
                                                                        ----------          ----------
      Total current assets                                                 384,891             982,338
   Restricted cash and investments                                         297,088             367,600
   Accounts receivable                                                      48,520              43,315
   Capacity available for sale                                             466,274             574,849
   Property, plant and equipment, net                                      460,295               5,500
   Construction in progress                                              1,496,024             428,207
   Goodwill, net                                                           645,517                   -
   Investment in affiliates                                                224,960             177,334
   Other assets                                                            183,625              65,757
                                                                        ----------          ----------
      Total assets                                                      $4,207,194          $2,644,900
                                                                        ==========          ==========

LIABILITIES:
   Current liabilities:
      Accrued construction costs                                        $  181,353          $  129,081
      Accounts payable and accrued liabilities                             151,619              28,353
      Accrued interest and preferred dividends                              46,949              14,428
      Deferred revenue                                                      90,427              44,197
      Income taxes payable                                                  55,811              15,604
      Current portion of long term debt                                          -               6,393
      Current portion of obligations under inland
         services agreements and capital leases                             12,950              14,572
                                                                        ----------          ----------
      Total current liabilities                                            539,109             252,628
   Long term debt                                                        2,065,341           1,066,093
   Deferred revenue                                                         88,969              25,325
   Obligations under inland services agreements and
      capital leases                                                       127,852              24,520
   Deferred credits and other                                               63,344               9,654
                                                                        ----------          ----------
      Total liabilities                                                  2,884,615           1,378,220
                                                                        ----------          ----------

MANDATORILY REDEEMABLE PREFERRED STOCK:
   5,000,000 shares issued and outstanding, $100
   liquidation preference per share (net of
   unamortized issuance costs of $14,353 as of September 30,
   1999 and $17,000 as of December 31, 1998)                               485,647             483,000
                                                                        ----------          ----------

SHAREHOLDERS' EQUITY:
      Common stock, par value $.01, 1,200,000 shares
         issued and outstanding as of September 30, 1999
         and December 31, 1998, respectively                                    12                  12
      Other shareholders' equity                                           842,998             832,943
      Accumulated deficit                                                   (6,078)            (49,275)
                                                                        ----------          ----------
                                                                           836,932             783,680
                                                                        ----------          ----------
      Total liabilities and shareholders' equity                        $4,207,194          $2,644,900
                                                                        ==========          ==========



See accompanying notes to these unaudited condensed consolidated balance sheets.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                                     1999         1998
                                                                 ------------  -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

  Net income (loss)                                              $    43,193    $(113,718)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Cumulative effect of change in accounting principle               14,711            -
    Equity in loss of affiliates                                       5,471        1,036
    Depreciation and amortization                                     19,787          545
    Termination of Advisory Services Agreement                             -      135,000
    Stock related expenses                                            15,289        8,249
    Extraordinary loss on retirement of debt                          14,865       19,709
    Deferred income taxes                                             12,353            -
    Provision for doubtful accounts                                   24,211        2,211
    Other                                                             (6,486)           -
    Changes in operating assets and liabilities                      206,626       29,525
                                                                 -----------    ---------
        Net cash provided by operating activities                    350,024       82,557
                                                                 -----------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Cash paid for construction in progress and capacity
      available for sale                                          (1,068,912)    (287,421)
   Acquisition, net of cash acquired                                (864,002)           -
   Investment in affiliates                                          (12,741)          (6)
   Loans to affiliates                                               (22,833)           -
   Purchases of property, plant and equipment                        (56,162)           -
                                                                 -----------    ---------
         Net cash used in investing activities                    (2,024,650)    (287,427)
                                                                 -----------    ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Contribution of capital from Global Crossing Ltd.                        -      405,050
  Proceeds from issuance of senior notes                                   -      796,231
  Proceeds from long term debt                                     2,509,083      202,816
  Repayment of long term debt                                     (1,485,074)     (15,054)
  Retirement of 1997 issued senior notes                                   -     (159,750)
  Redemption of 1997 issued preferred stock                                -     (134,372)
  Preferred dividends                                                (41,313)           -
  Financing costs                                                    (82,728)     (32,232)
  Cash reimbursement to certain shareholders                               -       (7,047)
  (Increase) decrease in restricted cash and cash equivalents        144,211     (366,538)
                                                                 -----------    ---------
        Net cash provided by financing activities                  1,044,179      689,104
                                                                 -----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (630,447)     484,234
CASH AND CASH EQUIVALENTS, beginning of period                       803,427        1,453
                                                                 -----------    ---------
CASH AND CASH EQUIVALENTS, end of period                         $   172,985    $ 485,687
                                                                 ===========    =========



   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                                 1999         1998
                                                             ------------  -----------

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
ACTIVITIES:
  Costs incurred for construction in progress
    and capacity available for sale                          $(1,127,731)   $(398,376)
  (Increase) decrease in accrued construction costs               52,272      (34,651)
  Increase in accrued interest                                         -       27,020
  Amortization of deferred finance costs                           6,547        6,607
  (Increase) decrease in obligations under capital leases              -         (179)
  PCG Warrants                                                         -      112,158
                                                             -----------    ---------
  Cash paid for construction in progress and
    capacity available for sale                              $(1,068,912)   $(287,421)
                                                             ===========    =========

   Non-cash purchases of property, plant and equipment       $   (38,300)   $       -
                                                             ===========    =========

   Investment in affiliate                                   $         -    $(163,146)
   PCG Warrants                                                        -      163,140
                                                             -----------    ---------
                                                             $         -    $      (6)
                                                             ===========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid and capitalized                              $    77,988    $  28,632
                                                             ===========    =========
  Interest paid (net of capitalized interest)                $    41,234    $      23
                                                             ===========    =========
  Cash paid for taxes                                        $    11,369    $   4,904
                                                             ===========    =========

  Changes in operating assets and liabilities:
    Accounts receivable                                      $   (49,961)   $ (64,961)
    Capacity available for sale                                  108,575     (192,635)
    Capacity available for sale and transferred from
      construction in progress                                    60,963      238,554
    Other assets and prepaid costs                               (42,470)     (32,479)
    Deferred revenue                                              53,460       45,335
    Accounts payable and accrued liabilities                      82,507        6,225
    Income taxes payable                                          12,538        2,110
    Obligations under inland services agreements                 (17,062)      18,049
    Deferred credits and other                                    (1,924)       9,327
                                                             -----------    ---------
                                                             $   206,626    $  29,525
                                                             ===========    =========

  Detail of acquisition:
    Assets acquired                                          $   601,422    $       -
    Liabilities assumed                                         (437,736)           -
                                                             -----------    ---------
    Net Assets acquired                                      $   163,686    $       -
                                                             ===========    =========

    Net cash paid for acquisition                            $   864,002            -
    Cash acquired in acquisition                                  44,398            -
                                                             -----------    ---------
    Cash paid for acquisition including
     transaction fees                                        $   908,400            -
                                                             ===========    =========



   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

        For the Three and Nine Months Ended September 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                     -------------------  ---------------------
                                       1999       1998      1999       1998
                                     ---------  --------  --------  -----------

NET INCOME (LOSS)                     $(1,013)   $26,305   $43,197   $(113,718)

FOREIGN CURRENCY TRANSLATION GAIN      26,996          -    17,772           -
                                      -------    -------   -------  ----------

COMPREHENSIVE INCOME (LOSS)           $25,983    $26,305   $60,969   $(113,718)
                                      =======    =======   =======  ==========



   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                  (Unaudited)

(1) ORGANIZATION AND BACKGROUND

Global Crossing Holdings Ltd. (together with its consolidated subsidiaries, the Company), a Bermuda company, is a wholly owned subsidiary of Global Crossing Ltd. (together with its consolidated subsidiaries, GCL or Global Crossing), a Company that is building and offering services over the world's first global fiber optic network, consisting of 92,700 announced route miles and serving four continents, 26 countries and more than 170 major cities. Upon completion of GCL's currently announced systems, GCL's network, telecommunications and Internet product offerings will be available to over 80% of the world's international communications traffic. The systems completed or under development by GCL will form a state-of-the-art interconnected worldwide high capacity fiber optic network including: Atlantic Crossing-1 (AC-1) and Atlantic Crossing-2 (AC-
2), undersea systems connecting the United States and Europe; Pacific Crossing (PC-1), an undersea system connecting the United States and Japan; East Asia Crossing (EAC), an undersea system connecting several countries in Asia; North American Crossing (NAC), formerly part of Frontier, a terrestrial system connecting several major cities in the United States; Mid Atlantic Crossing
(MAC), an undersea system connecting the eastern United States and the Caribbean; Pan American Crossing (PAC), a primarily undersea system connecting the western United States, Mexico, Panama, Venezuela and the Caribbean; South American Crossing (SAC), an undersea and terrestrial system connecting the major cities of South America to MAC, PAC and the rest of the Global Crossing Network; Pan European Crossing (PEC), primarily a terrestrial system connecting 25 European cities to AC-1; and GAL, a terrestrial system connecting a number of cities in Japan to PC-1. The Company is in the process of developing several new undersea and terrestrial cable systems and evaluating other business development opportunities which will complement the Global Crossing Network.

(2) BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, include the accounts of Global Crossing Holdings Ltd. and its subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(3) ACQUISITIONS

Global Marine Acquisition

On July 2, 1999, the Company acquired the Global Marine business of Cable & Wireless Plc in a transaction valued at approximately $870 million, consisting of a combination of cash and assumed indebtedness. Global Marine currently provides services, including maintenance under a number of long-term contracts, to cables built by more than 100 carriers and is the world's largest undersea cable installation and maintenance company with a fleet of 13 cable ships, representing approximately 33 percent of the world's total, 21 submersible vehicles and 1,200 employees servicing approximately 35 percent of the world's undersea cable miles. Global Crossing initially financed the acquisition with committed bank financing in the amount of $600 million and the remainder with cash on hand.

Frontier Corporation Merger

On September 28, 1999, GCL announced the consummation of the merger of GCF Acquisition Corp., a New York corporation and a wholly owned subsidiary of Global Crossing ("Merger Sub"), with and into Frontier Corporation, resulting in Frontier becoming a direct, wholly owned subsidiary of GCL.

Under the terms of the amended merger agreement for the Frontier transaction, Frontier shareholders received 2.05 Global Crossing common shares for each outstanding common share of Frontier Corporation, for a total of approximately 355 million shares. Upon the effectiveness of the merger, the then outstanding and unexercised options exercisable for shares of Frontier Corporation common stock were converted into options exercisable for an aggregate of approximately 25 million shares of Global Crossing common stock, having the same terms and conditions as the Frontier Corporation options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.05. The purchase price of $10.3 billion assumes a Global Crossing stock price of $22 15/16 per share, the average closing price of Global Crossing common stock from September 1, 1999 through September 3, 1999, and includes long term debt, accrued interest, and Frontier Corporation options assumed by Global Crossing. For accounting purposes, the merger with Global Crossing is deemed to have occurred as of the close of business on September 30, 1999.

In connection with the Frontier merger and the Global Marine Systems acquisition (together, the Acquisitions), GCL has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of such acquisition costs being attributable to goodwill. GCL is in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired (and their related useful lives, including goodwill) may change. The initial evaluation of goodwill anticipated a useful life of 40 years. Upon the completion of the final evaluation, expected to be completed in the fourth quarter of 1999, it is possible that the estimated useful life of goodwill could be less than 40 years. The Acquisitions are being accounted for under the purchase method of accounting for business combinations.

Pro Forma Results

Following are the unaudited pro forma results of the Company and Global Marine Systems assuming the acquisitions had been completed at the beginning of each of the periods presented:


                                                     Three Months Ended      Nine Months Ended
                                                    ---------------------  ---------------------
                                                       1999       1998       1999        1998
                                                    ----------  ---------  ---------  ----------

REVENUES                                             $255,110    $205,189   $797,069  $ 428,070
                                                     ========    ========   ========  =========

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS      $(15,084)   $ 32,769   $    196  $(160,178)
                                                     ========    ========   ========  =========

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS
BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLES AND EXTRAORDINARY ITEMS                   $   (219)   $ 32,769   $ 29,771  $(140,469)
                                                     ========    ========   ========  =========

(4) NEW ACCOUNTING STANDARDS

As a result of Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" (FIN 43), which became effective July 1, 1999, certain sales of capacity may no longer be recognized as revenue at the time the circuits are activated. We believe that our sales of subsea capacity will continue to be recognized as revenue upon activation of those circuits, because we believe that subsea capacity contracts meet the conditions for sales type lease accounting. Beginning July 1, 1999, revenues from the sale of terrestrial backhaul circuits are being amortized over the terms of the contracts. The result was a deferral of $16 million of revenue related to terrestrial backhaul circuits activated during the third quarter. Previously, these circuits would have been recognized as current revenue. This deferral in revenue recognition has no impact on cash flow. We note that accounting practice and authoritative guidance on this subject are still evolving, with resolution expected within the next several months.

With GCL's acquisition of Frontier completed, services are now expected to be a significant source of revenue on each of our systems. Therefore, beginning October 1, 1999, we initiated service contract accounting for our subsea systems. Under service contract accounting, the investment in both subsea and terrestrial systems will be depreciated over their economic lives, and revenues related to service contracts will be recognized over the terms of the contracts. However, revenues and costs related to the sale of indefeasible rights of use for subsea circuits will continue to be recognized upon activation when appropriate. If we had adopted service contract accounting effective January 1, 1999, there would not have been a material impact on our results of operations during the year.

In June 1999, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" which deferred SFAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

(5) NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS

Since the Company is a wholly owned subsidiary of GCL, per share information is not presented.

(6) SHAREHOLDERS' EQUITY

Stock Option Plan. Employees of the Company participate in the stock option plan of GCL and the Company is therefore allocated its applicable share of stock related expense. Details of GCL's Stock Incentive Plan are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(7) SEGMENT INFORMATION

The Company is a provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point-to-point" connectivity and, through its Global Marine Systems subsidiary, providing cable maintenance and installation services. In addition to its corporate functions, the Company is engaged in two business segments worldwide and derives its revenues from customers located in the following geographic regions: the Americas, Europe and Asia Pacific. The Company also maintains long-lived assets in these regions; however, the majority of these assets are in international waters.

(8) CONCENTRATION OF RISKS

During the three months ended September 30, 1999, there were two customers that accounted for 16% and 16% of total revenues, respectively. In addition, the Company derives all of its revenues from companies in the Internet and long distance telecommunications industry and, as a result, has concentration of credit risk in this industry.

(9) RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation.

(10) SIGNIFICANT EVENTS

Asia Global Crossing

On September 8, 1999, the Company announced the establishment, together with Softbank Corp. and Microsoft Corporation, of a new joint venture company called Asia Global Crossing that will own EAC. Upon formation of Asia Global Crossing, anticipated to be completed by the end of 1999, the Company will contribute to the venture its 58% ownership in PC-1 as well as its development rights in EAC. Softbank and Microsoft will each contribute $175 million in cash to Asia Global Crossing. In addition, Softbank and Microsoft have committed to make a total of at least $200 million in Global Crossing network capacity purchases over a three-year period, expected to be utilized primarily on PC-1 and EAC. Softbank and Microsoft have also agreed to use Asia Global Crossing's network in the region, subject to specific conditions.

(11) SUBSEQUENT EVENTS

 Hutchison Global Crossing joint venture

   On November 15, 1999, Global Crossing entered into an agreement with Hutchison Whampoa Limited ("Hutchison") pursuant to which Global Crossing and Hutchison agreed to form a joint venture to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. The joint venture, to be called Hutchison Global Crossing, will be owned in equal parts by Global Crossing and Hutchison. In exchange for its 50 percent interest, Hutchison agreed to contribute to the joint venture its existing building-to-building fixed-line telecommunications network in Hong Kong and certain Internet-related assets currently held by Hutchison Telecommunications Limited. In exchange for its 50 percent interest, Global Crossing will contribute to the joint venture international telecommunications capacity rights on the Global Crossing Network valued at $200 million, $50 million in cash, as well as know how related to Internet data centers. In addition, Global Crossing will issue to Hutchison $400 million aggregate liquidation preference of 6 3/8% cumulative preferred stock convertible into common stock of Global Crossing.


Racal Telecom Acquisition

On October 11, 1999, the Company entered into an agreement to acquire Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics Plc, for approximately $1.65 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the UK consisting of approximately 4,650 route miles of fiber laid alongside railway lines and reaching more than 2,000 cities and towns. This network would be linked to PEC and monitored by the Company's network operations center in London, which opened September 16, 1999. The Company expects to complete this transaction by the end of 1999.

6 3/8% Cumulative Convertible Preferred Stock

On November 5, 1999, GCL issued 10,000,000 shares of its 6 3/8% Cumulative Convertible Preferred Stock (Preferred Stock) with a liquidation preference of $100 per share in a transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. Each share of Preferred Stock may be converted, at the option of the holder, into 2.2222 shares of GCL common stock, resulting in a conversion price of $45 per share of common stock received. The Company received net proceeds of $970 million in the transaction.

$2 Billion Senior Notes

On November 12, 1999, the Company announced that it is in the process of completing an offering of $1.1 billion in aggregate principal amount of its Senior Notes Due 2009, and $0.9 billion in aggregate principal amount of its Senior Notes Due 2006. The senior notes will be guaranteed by GCL. The senior notes are expected to be issued on November 19, 1999, subject to market conditions.

The net proceeds from the offerings will be used by the Company primarily to refinance existing indebtedness consisting of term loans and revolving loans under its corporate credit facility. The senior notes have not been registered under the Securities Act of 1933, as amended, and will be offered and sold pursuant to applicable exemptions from the registration requirements under that Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues.

During the three months ended September 30, 1999, revenues increased $137 million (117%) to $255 million from $118 million during the three months ended September 30, 1998. The increase is due to carrier services revenue increasing $53 million to $170 million during the three months ended September 30, 1999 from $118 million during the three months ended September 30, 1998. Installation and maintenance revenue provided by Global Marine Systems during the three months ended September 30, 1999 of $85 million, compared to unaudited pro forma revenues during the three months ended September 30, 1998 of $87 million.

Cost of sales. For the three months ended September 30, 1999 and 1998, the Company recognized $129 million and $49 million, respectively, in cost of sales. The increase in cost of sales is primarily due to installation and maintenance cost of sales relating to Global Marine Systems of $58 million during the three months ended September 30, 1999. During the three months ended September 30, 1999 and 1998, carrier services cost of capacity sold was $71 million and $49 million, respectively.

Non-cash cost of undersea capacity sold was $66 million and $42 million during the three months ended September 30, 1999 and 1998, respectively. During the three months ended September 30, 1999, the Company calculated costs of undersea capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity of 1024 circuits (512 circuits in 1998) times the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale.

Since the AC-1 system became operational, the Company has offered its capacity pursuant to sales agreements that qualify for sales type lease accounting.
Under this method, revenues and cost of capacity sold are recognized in the period the rights and obligations of ownership transfer to the purchaser and the cost of the AC-1 system has been recorded as Capacity Available for Sale. (See note 4 to condensed consolidated financial statements.)

Operations, administration and maintenance (OA&M). The Company incurred OA&M costs of $16 million and $8 million during the three months ended September 30, 1999 and 1998, respectively. On September 16, 1999, the Company opened its network operations center in London. The Company has entered into agreements relating to operations, administration and maintenance which limits the Company's total OA&M expense for each of its systems.

General and administrative. General and administrative expenses totaled $22 million and $4 million during the three months ended September 30, 1999 and 1998, respectively, and was comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs.

Sales and marketing. During the three months ended September 30, 1999, the Company incurred sales and marketing expenses of $13 million, including commissions to TSSL of $7 million incurred on revenues recognized during this period. During the three months ended September 30, 1998, the Company incurred sales and marketing costs of $6 million, including commissions to TSSL of $3 million incurred on revenues recognized during this period. The increase from 1998 was due to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth.

Network development. The Company incurred network development costs during the three months ended September 30, 1999 and 1998 of $6 million and $3 million, respectively. These amounts are comprised principally of salaries and professional fees.

Stock related expense. The Company recognized $7 million and $2 million of stock compensation expense during the three months ended September 30, 1999 and 1998, respectively, relating to options issued under its Stock Incentive Plan, plus certain stock related expense related to stock options and rights to purchase stock awarded to consultants, accounted for under SFAS No. 123.

Depreciation and amortization. For the three months ended September 30, 1999 and 1998, the Company incurred depreciation and amortization of $12 million and $0.1 million, respectively.

Goodwill amortization. For the three months ended September 30, 1999, the Company incurred goodwill amortization in connection with the acquisition of Global Marine Systems of $4 million. Preliminary Goodwill associated with the Global Marine Systems acquisition is currently being amortized over a 40-year life.

Provision for doubtful accounts. For the three months ended September 30, 1999 and 1998, the Company recorded a provision for doubtful accounts of $21 million and $1 million, respectively. The increase is due to additional reserves required during the third quarter.

Equity in income (loss) of affiliates. For the three months ended September 30, 1999 and 1998, the Company recorded equity in income of affiliates of $0.1 million and a loss of $1 million, respectively. The increase is primarily due to additional affiliate income from Global Marine Systems' affiliates, offset by equity losses in the PC-1 and GAL joint ventures.

Interest income. The Company earned interest income of $14 million and $8 million in the three months ended September 30, 1999 and 1998, respectively. Such interest income represents earnings on cash raised from financings and on CPA deposits.

Interest expense. During the three months ended September 30, 1999, the Company incurred $55 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $20 million, and expensed $35 million. During the three months ended September 30, 1998, the Company incurred $31 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $13 million, and expensed $18 million.

Other income, net. During the three months ended September 30, 1999, other income, net was comprised primarily of a $16 million realized gain on foreign currency transactions.

Provision for income taxes. The income tax provision of $7 million and $7 million for the three months ended September 30, 1999 and 1998, respectively, provides for taxes on profits earned from capacity sales, installation and maintenance and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions.

Extraordinary loss on retirement of debt. In July 1999, the Company recognized an extraordinary loss resulting from the payoff of existing debt in connection with the issuance of its $3 billion Senior Secured Credit Facility, comprising of a write-off of $15 million of unamortized deferred financing costs.

Net income. During the three months ended September 30, 1999, the Company reported a net loss of $1 million compared to a net income of $26 million in the three months ended September 30, 1998.

Preferred stock dividends. Preferred stock dividends for the three months ended September 30, 1999 and 1998 were $14 million and none, respectively.

Net income (loss) applicable to common shareholders. During the three months ended September 30, 1999, the Company reported net loss applicable to common shareholders of $15 million, resulting primarily from $15 million extraordinary loss on retirement of debt and preferred stock dividends. During the three months ended September 30, 1998, the Company reported net income applicable to common shareholders of $26 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues. During the nine months ended September 30, 1999, revenues increased $405 million (185%) to $624 million from $219 million during the three months ended September 30, 1998. The increase is due to carrier services revenue increasing $320 million to $539 million during the nine months ended September 30, 1999 from $219 million during the nine months ended September 30, 1998 and installation and maintenance revenue provided by Global Marine Systems of $85 million during the nine months ended September 30, 1999.

Cost of sales. For the nine months ended September 30, 1999 and 1998, the Company recognized $279 million and $90 million, respectively, in cost of sales. The increase in cost of sales is primarily due to installation and maintenance cost of sales relating to Global Marine Systems of $58 million during the nine months ended September 30, 1999. During the nine months ended September 30, 1999 and 1998, carrier services cost of capacity sold was $221 million and $90 million, respectively. Non-cash cost of undersea capacity sold was $181 million and $74 million during the nine months ended September 30, 1999 and 1998, respectively.

Operations, administration and maintenance (OA&M). The Company incurred OA&M costs of $42 million and $11 million during the nine months ended September 30, 1999 and 1998, respectively. On September 16, 1999, the Company opened its network operations center in London. The Company has entered into agreements relating to operations, administration and maintenance which limits the Company's total OA&M expense for each of its systems.

General and administrative. General and administrative expenses totaled $46 million during the nine months ended September 30, 1999 and were comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. During the nine months ended September 30, 1998, the Company incurred general and administrative costs of $10 million.

Sales and marketing. During the nine months ended September 30, 1999, the Company incurred sales and marketing expenses of $39 million, including commissions to TSSL of $24 million incurred on revenues recognized during this period. During the nine months ended September 30, 1998, the Company incurred sales and marketing costs of $14 million, including commissions to TSSL of $8 million incurred on revenues recognized during this period. The increase from 1998 was due to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth.

Network development. The Company incurred network development costs during the nine months ended September 30, 1999 and 1998 of $15 million and $7 million, respectively. These amounts are comprised principally of salaries and professional fees.

Stock related expense. The Company recognized $15 million and $8 million of stock compensation expense during the nine months ended September 30, 1999 and 1998, respectively, relating to options issued under its Stock Incentive Plan, plus certain stock related expense related to stock options and rights to purchase stock awarded to consultants and a key executive, accounted for under SFAS No. 123.

Depreciation and amortization. For the nine months ended September 30, 1999 and 1998, the Company incurred depreciation and amortization of $16 million and $0.5 million, respectively.

Goodwill amortization. For the nine months ended September 30, 1999, the Company incurred goodwill amortization in connection with the acquisition of Global Marine Systems of $4 million. Preliminary Goodwill associated with the Global Marine Systems acquisition is currently being amortized over a 40-year life.

Provision for doubtful accounts. For the nine months ended September 30, 1999 and 1998, the Company recorded a provision for doubtful accounts of $24 million and $2 million, respectively. The increase is due to additional reserves required during the third quarter.

Termination of advisory services agreement. In connection with the development and construction of AC-1, the Company entered into an advisory services agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by the Company of an advisory fee of 2% of the gross revenues of ACL over a 25 year term. The Company's Board of Directors also approved similar advisory fees and authorized the Company to enter into similar agreements with respect to other cable systems under development by the Company. In June 1998, the Company acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to those persons of shares of the Company's common stock, which had an aggregate value of $135 million, and the cancellation of approximately $3 million owed the Company under a related advance agreement. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

Equity in loss of affiliates. For the nine months ended September 30, 1999 and 1998, the Company recorded equity in loss of affiliates of $5 million and a loss of $1 million, respectively. The increase is primarily due to equity losses in the PC-1 and GAL joint ventures, partially offset by affiliate income from Global Marine Systems' affiliates.

Interest income. The Company earned interest income of $46 million and $13 million in the nine months ended September 30, 1999 and 1998, respectively. This interest income represents earnings on cash raised from financings and on CPA deposits.

Interest expense. During the nine months ended September 30, 1999, the Company incurred $117 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $35 million, and expensed $82 million. During the nine months ended September 30, 1998, the Company incurred $63 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $37 million, and expensed $26 million.

Other income, net. During the nine months ended September 30, 1999, other income, net was comprised of a $16 million realized gain on foreign currency transactions and a $4 million gain on sale of securities available for sale, partially offset by a $10 million loss on a foreign currency forward contract in connection with the Global Marine acquisition and $2 million in professional fees associated with a consent solicitation to amend the terms of the Company's outstanding Senior Notes.

Provision for income taxes. The income tax provision of $37 million and $16 million for the nine months ended September 30, 1999 and 1998, respectively, provides for taxes on profits earned from capacity sales, installation and maintenance and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions.

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

Extraordinary loss on retirement of debt. In July 1999, the Company recognized an extraordinary loss resulting from the payoff of existing debt in connection with the commencement of its $3 billion Senior Secured Credit Facility, comprising of a write-off of $15 million of unamortized deferred financing costs. During May 1998, the Company recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings's outstanding senior notes, comprising of a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

Net income (loss). During the nine months ended September 30, 1999 the Company reported a net income of $43 million compared to a net loss of $114 million in the nine months ended September 30, 1998.

Preferred stock dividends. Preferred stock dividends for the nine months ended September 30, 1999 and 1998, were $41 million and $8 million, respectively.

Redemption of preferred stock. The redemption of Global Telesystems Holdings' outstanding preferred stock occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

Net loss applicable to common shareholders. During the nine months ended September 30, 1999, the Company reported net income applicable to common shareholders of $2 million, resulting primarily from $41 million of dividends on preferred stock and $15 million resulting from a cumulative effect of change in accounting principle. During the nine months ended September 30, 1998, the Company reported net loss applicable to common shareholders of $156 million, resulting in a large part from $140 million in costs associated with the termination of the advisory service agreement and $34 million of redemption of Global Telesystems Holdings' outstanding preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

On July 2, 1999, Global Crossing entered into a $3 billion senior secured corporate credit facility with a group of several lenders and The Chase Manhattan Bank as administrative agent. The initial proceeds under the facility were used to refinance outstanding balances under the AC-1 and MAC project finance facilities, to refinance balances under a vendor financing arrangement with Lucent, to refinance debt used for the purchase of the Global Marine business from Cable & Wireless and for general corporate purposes. As of September 30, 1999, the Company had a remaining unused balance of $1.3 billion under the senior secured corporate credit facility.

Global Crossing anticipates the Racal acquisition costs to be approximately $1.65 billion. The acquisition cost is expected to be financed with a $675 million secured bank facility at Racal (non-recourse to the Company), with the remaining amount to be financed with proceeds from the recently issued issuance of GCL's Preferred Stock or through other corporate financing.

Global Crossing initially financed the approximately $870 million Global Marine acquisition, which was completed in July 1999, with approximately $600 million in committed bank financing and the remainder with cash on hand. This initial indebtedness was refinanced through borrowings under the Company's senior secured corporate credit facility.

Global Crossing estimates the total cost of developing and deploying AC-2, PC-1, MAC, PAC, SAC, PEC and GAL to be approximately $5,095 million, excluding costs of potential future upgrades and the amounts capitalized with respect to warrants issued in exchange for the rights to construct PC-1, MAC and PAC. This total is comprised of $750 million for AC-2, $1,200 million for PC-1, $295 million for MAC, $580 million for PAC, $1,130 million for SAC, $950 million for PEC and $190 million for GAL. PC-1 will be financed by total equity investments of $400 million of which Global Crossing expects to provide approximately $231 million, with the remaining $800 million of estimated costs to be financed through non-recourse project indebtedness at the PC-1 level. Global Crossing has financed its 49% interest in GAL through cash on hand to date, and intends to finance additional system costs through limited or non-recourse debt to be raised at the GAL level. The remaining system costs for MAC and PAC will be financed either through bank indebtedness under the Company's senior secured corporate credit facility or through other corporate financing.

The construction costs for PEC (including costs of acquiring dark fiber) are estimated to be $950 million, a portion of which was paid from the proceeds of the December 1998 issuance by Global Crossing Holdings of 10 1/2% Senior Exchangeable Preferred Stock (the "GCH Preferred Stock"). Global Crossing also raised capital required to finance this system through a combination of commercial bank borrowings, vendor financing and sales of dark fiber. Financing to complete the system is expected to be obtained from the corporate credit facility, Preferred Stock or other corporate financing.

The Company has extended financing to customers in connection with certain CPAs. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

Cash provided by operating activities was $350 million for the nine months ended September 30, 1999 and $83 million for the nine months ended September 30, 1998, and principally represents cash received from deposits and payments for activated capacity pursuant to signed CPAs, plus interest income received, less sales and marketing, network development and general and administrative expenses paid.

Cash used in investing activities was $2,025 million and $287 million for the nine months ended September 30, 1999 and 1998, respectively and represents cash paid for construction in progress, purchases of property, plant and equipment and cash investments in affiliates.

Cash provided by financing activities was $1,044 million for the nine months ended September 30, 1999 and primarily represents borrowings under the senior secured corporate facility, partially offset by repayments of borrowings under long term debt. Cash provided by financing activities was $689 million for the nine months ended September 30, 1998 and primarily relates to proceeds from the issuance of senior notes and borrowings under long term debt, less the increase in the restricted cash and cash equivalents, retirement of old senior notes and redemption of preference shares.

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

The Company is also subject to external forces that generally affect industry and commerce, such as utility, transportation or other infrastructure failures and interruptions. In addition to reviewing the Company's own systems, the Company is submitting requests to third party service providers to obtain information as to their compliance efforts. The Company has received assurances from major suppliers, TSSL and Lucent, stating Y2K compliance status of their respective systems regarding AC-1 (the Company's only active system at this time). In addition, the Company received assurance from Alcatel Submarine Networks, a supplier to MAC and SAC, that Alcatel is also Y2K compliant. In the event that any of the Company's material third party service providers do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected. The Company is developing contingency plans to address any potential Y2K compliance failure due to significant third party failures, although no such failure is expected. To date, response from material third party service providers has not shown any of them to be non-compliant with Y2K readiness plans.

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

As most of the Company's sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on the business or financial condition. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The Company has included "forward-looking statements" throughout this quarterly report filed on

Form 10-Q. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

 . the Company's ability to complete systems within currently estimated time frames and budgets,

 . the Company's ability to compete effectively in a rapidly evolving and price competitive marketplace,

 . changes in the nature of telecommunications regulation in the United States and other countries,

 .  changes in the Company's business strategy,

 .  the successful integration of newly-acquired businesses, and

 .  the impact of technological change.

This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. The Company undertakes no obligation to update any forward-looking statements made by it.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not presently party to any material pending legal proceedings and is not aware of any material legal proceedings contemplated by governmental authorities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number  Description

10.1 Lease made as of October 1, 1999 between North Crescent Realty V, LLC and Global Crossing Development Company (incorporated by reference to Exhibit
      10.1 to the Quarterly Report on Form 10-Q for Global Crossing LTD. filed on November 15, 1999 (the "November 15, 1999 GCL 10-Q")).

10.2 Form of Non-Qualified Stock Option Agreement as in effect on September 30, 1999 (incorporated by reference to Exibit 10.2 to the November 15, 1999 GCL 10-Q).

27.1  Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K.

     During the quarter ended September 30, 1999, Global Crossing Holdings Ltd. filed the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K dated July 2, 1999 (date of earliest event reported), filed on July 16, 1999, for the purpose of reporting, under Item 2, the acquisition of the Global Marine business of Cable & Wireless plc.

          2. Current Report on Form 8-K dated July 18, 1999 (date of earliest event reported), filed on July 20, 1999, for the purpose of reporting, under Item 5, the execution of the termination agreement with U S WEST, Inc.

          3. Current Report on Form 8-K dated September 2, 1999 (date of earliest event reported), filed on September 3, 1999, for the purpose of reporting, under Item 5, the execution of Amendment No. 2 to the Agreement and Plan of Merger with Frontier Corporation.

          4. Current Report on Form 8-K dated September 8, 1999 (date of earliest event reported), filed on September 10, 1999, for the purpose of reporting, under Item 5, the execution of an agreement to establish a new joint venture called Asia Global Crossing with Softbank Corp. and Microsoft Corporation.

          5. Current Report on Form 8-K dated September 28, 1999 (date of earliest event reported), filed on September 30, 1999, for the purpose of reporting, under Item 2, the consummation of the merger of a wholly-owned subsidiary of Global Crossing Ltd. with Frontier Corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Global Crossing Holdings Ltd.,
                                a Bermuda corporation



                                By: /s/ Robert Klug
                                   ---------------------------------------
                                   Robert Klug
                                   Controller (Chief Accounting Officer)

                                November 15, 1999