Form 10-K
period 1999-12-31
GLOBAL CROSSING HOLDINGS LTD
filed 2000-03-30
CIK 1061323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                  For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act: None

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

  The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of March 3, 2000, was 1,200,000.

  The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                      For The Year Ended December 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
 Part I.
 Item 1.   Business......................................................    1
 Item 2.   Properties....................................................    7
 Item 3.   Legal Proceedings.............................................    7
 Item 4.   Submission of Matters to a Vote of Security Holders...........    7
 Part II.
 Item 5.   Market for the Registrant's Common Stock and Related              8
           Shareholder Matters...........................................
 Item 6.   Selected Financial Data.......................................    8
 Item 7.   Management's Discussion and Analysis of Financial Condition      11
           and Results of Operations.....................................
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....   19
 Item 8.   Financial Statements and Supplementary Data...................   19
 Item 9.   Changes in and Disagreements With Accountants on Accounting      19
           and Financial Disclosure......................................
 Part III.
 Item 10.  Directors and Executive Officers of the Registrant............   20
 Item 11.  Executive Compensation........................................   20
 Item 12.  Security Ownership of Certain Beneficial Owners and              20
           Management....................................................
 Item 13.  Certain Relationships and Related Transactions................   20
 Part IV.
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form     21
           10-K..........................................................
 Consolidated Financial Statements........................................ F-1
 Signatures............................................................... S-1

                                    PART I

  In this Annual Report on Form 10-K, "GCH" refers to Global Crossing Holdings Ltd., a wholly owned subsidiary of Global Crossing Ltd., "GCL" refers to Global Crossing Ltd., "Global Crossing" refers to GCL and its consolidated subsidiaries, and "the Company," "we," "our" and "us" refers to GCH and its consolidated subsidiaries (unless the context otherwise requires).

  Throughout this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

ITEM 1. BUSINESS

Introduction

  Global Crossing is building and offering services over the world's first integrated global fiber optic network, consisting of 101,000 announced route miles and serving five continents, 27 countries and more than 200 major cities. Upon completion of Global Crossing's currently announced systems, Global Crossing's network and its telecommunications and Internet product offerings will be available in markets constituting over 80% of the world's international communications traffic.

  We own substantially all of Global Crossing's operating assets except for the assets acquired by Global Crossing in its merger with Frontier Corporation, consisting primarily of incumbent local exchange and other telecommunications activities conducted in North America and the complex web hosting business of its GlobalCenter Inc. subsidiary. Our operations are headquartered in Hamilton, Bermuda, with executive offices in Los Angeles, California; and Morristown, New Jersey.

  We are incorporated in Bermuda, and the address of our principal executive offices is Wessex House, 45 Reid Street, Hamilton HM12, Bermuda. Our telephone number is 441-296-8600. You may visit us at Global Crossing's website located at www.globalcrossing.com.

Business Strategy

  Global Crossing's strategy is to be the premier provider of global Internet Protocol ("IP") and data services for both wholesale and retail customers. Global Crossing is building a state-of-the-art fiber optic network that we believe to be of unprecedented global scope and scale to serve as the backbone for this strategy. We believe that the Global Crossing network will enable us to be the low cost service provider in most of our addressable markets.

  Global Crossing offers a variety of voice, data and Internet services throughout most of North America and Europe. During 2000, we intend to aggressively roll out similar services in Asia, Mexico, Central America and South America and to expand significantly our current product offerings, with an increasing focus on value-added services.

  In Asia, these services will be offered through our Asia Global Crossing joint venture with Softbank Corp. and Microsoft Corporation. Asia Global Crossing aims to become the first truly pan-Asian carrier to offer worldwide bandwidth and data communications. As such, we believe that Asia Global Crossing will be uniquely positioned to take advantage of the anticipated explosive growth and increasingly favorable regulatory environment in the Asian telecommunications markets.

Business Combinations

  The Asia Global Crossing joint venture was established on November 24, 1999. Global Crossing contributed to the joint venture our development rights in East Asia Crossing, an approximately 11,000 mile undersea network that will link several countries in eastern Asia, and our 58% interest in Pacific Crossing, an undersea system connecting the United States and Japan. Softbank Corp. and Microsoft Corporation each contributed $175 million in cash to Asia Global Crossing. In addition, Softbank and Microsoft committed to make a total of at least $200 million in capacity purchases on Global Crossing's network over a three-year period, expected to be utilized primarily on PC-1 and EAC. Softbank and Microsoft have also agreed to use Asia Global Crossing's network in the region, subject to specified conditions.

  Also on November 24, 1999, Global Crossing completed its acquisition of Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 4,650 route miles of fiber and reaching more than 2,000 cities and towns.

  On September 28, 1999, Global Crossing completed its acquisition of Frontier Corporation ("Frontier") in a merger transaction valued at over $10 billion, with Frontier shareholders receiving 2.05 shares of GCL's common stock for each share of Frontier common stock held. Frontier is one of the largest long distance telecommunications companies in the United States and one of the leading providers of facilities-based integrated communications and Internet services.

  On July 2, 1999, Global Crossing completed its acquisition of the Global Marine Systems division of Cable & Wireless Plc for approximately $908 million in cash and assumed liabilities. Global Marine Systems owns the largest fleet of cable laying and maintenance vessels in the world and currently services more than a third of the world's undersea cable miles.

Recent Developments

  On February 29, 2000, we announced that we had concluded an agreement to provide substantial additional capacity to Deutsche Telekom AG. Total capacity sold to Deutsche Telekom is now 35 gigabits per second ("Gbps") on AC-1, the fiber-optic system that provides a link between North America and Germany.

  On February 22, 2000, Global Crossing announced a definitive agreement to acquire IXnet, Inc., a leading provider of specialized IP-based network services to the global financial services community, and its parent company, IPC Communications, Inc., in exchange for shares of common stock of GCL valued at approximately $3.8 billion. Under the terms of the definitive merger agreement, 1.184 GCL shares will be exchanged for each IXnet share not owned by IPC and 5.417 GCL shares will be exchanged for each share of IPC. The acquisition is expected to be completed in the second quarter of 2000 and is subject to regulatory approval and customary closing conditions.

  On January 26, 2000, our Asia Global Crossing joint venture announced an agreement to create GlobalCenter Japan, a joint venture with Japan's Internet Research Institute, Inc. ("IRI"). GlobalCenter Japan will design, develop and construct a media distribution center in Japan providing connectivity worldwide through the Global Crossing Network. The joint venture will also develop and provide complex web hosting services, e-commerce support and applications hosting solutions. Asia Global Crossing will own 89 percent of GlobalCenter Japan, with IRI owning the remaining 11 percent.

  On January 12, 2000, Global Crossing established a joint venture, called Hutchison Global Crossing, with Hutchison Whampoa Limited to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison Whampoa contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison Whampoa has agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For our 50% share, GCL provided to Hutchison Whampoa $400 million in GCL convertible preferred stock (convertible into shares of GCL common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on our network and certain media distribution center capabilities which together are valued at $350 million, as well as $50 million in cash. We intend to integrate our interest in Hutchison Global Crossing into Asia Global Crossing.

Services

  We provide services in two principal segments. Our telecommunications services segment offers a variety of integrated telecommunications products and services to customers through our global fiber optic network. Our installation and maintenance services segment, consisting of our Global Marine Systems subsidiary, installs and maintains undersea fiber optic cable systems to carrier customers worldwide.

 Telecommunications Services

  We provide a variety of integrated telecommunications products designed to meet the customer's total communications needs. Global Crossing provides domestic and international voice services, data products, Internet-based services, structured bandwidth services and other communications products to primarily small to mid-size business customers, web-centric businesses and other telecommunication carriers. Beginning in 2000, we will begin marketing products more intensely to large multinational customers who have bandwidth-intensive applications and international requirements. Such customers demand global end-to-end solutions. We are well positioned to address this market due to the international scope and broadband capacity of our network along with the flexibility of product pricing to maintain competitiveness.

 Installation and Maintenance Services

  We offer both installation and maintenance services for undersea cable systems through our Global Marine Systems subsidiary. Global Marine Systems has the largest fleet of cable ships in the world, comprised of both maintenance vessels and installation vessels. These vessels operate throughout the world. Since the acquisition, Global Marine Systems added three ships, with five additional ships to enter service early in 2000. Global Marine Systems also announced an agreement with Maersk to charter ships as needed.

The Global Crossing Network

  The fiber optic cable systems that Global Crossing has completed or that are under development will form a state-of-the-art interconnected worldwide high capacity fiber optic network. The following systems are currently in service, all of which are owned by the Company with the exception of North American
Crossing:

  . Atlantic Crossing-1, referred to as "AC-1", an undersea system connecting the United States and Europe;

  . Pan European Crossing, referred to as "PEC", a primarily terrestrial system connecting major European cities to AC-1;

  . Racal Telecom Network, a terrestrial network in the United Kingdom to be operated in conjunction with PEC;

  . Pacific Crossing, referred to as "PC-1", an undersea system connecting the United States and Japan;

  . Global Access Ltd., referred to as "GAL", a terrestrial system connecting a number of major cities in Japan to PC-1;

  . Hutchison Global Crossing, referred to as "HGC", a terrestrial network in Hong Kong, connecting to EAC; and

  . Mid-Atlantic Crossing, referred to as "MAC", an undersea system connecting the eastern United States and the Caribbean.

  . North American Crossing, referred to as "NAC", formerly part of Frontier, a terrestrial network connecting major cities in the United States.

  The following systems are in varying stages of development:

  . Atlantic Crossing-2 ("AC-2", and together with AC-1, referred to as "AC"), an undersea system that will connect the United States and Europe;

  . East Asia Crossing, referred to as "EAC", an undersea system that will connect several countries in Asia to PC-1;

  . Pan American Crossing, referred to as "PAC", a primarily undersea system that will connect the western United States, Mexico, Panama, Venezuela and the Caribbean; and

  . South American Crossing, referred to as "SAC", an undersea and terrestrial system that will connect the major cities of South America to MAC, PAC and the rest of our network.

  Although many of these fiber optic cable systems are wholly-owned, some are being developed through joint ventures with one or more partners. EAC and our 58% economic interest in PC-1 are being developed through our Asia Global Crossing joint venture, for which we are responsible for management and operation. In addition, we expect to construct parts of the terrestrial portion of SAC through joint venture arrangements, and terrestrial connectivity to PAC in Mexico will similarly be developed through a joint venture. We will be responsible for management and operation of these entities. Finally, we own a 50% interest in Hutchison Global Crossing and a 49% interest in Global Access Ltd., which is constructing GAL. Management and operation of these two entities will be performed by or with our joint venture partners.

  All of our undersea systems are equipped with state-of-the-art dense wave division multiplexing ("DWDM") technology, a method of increasing the amount of a cable's transmission capacity through installation of electronic equipment at cable landing stations and without requiring the undersea cable to be physically handled.

  The twin operations and management centers for the Global Crossing Network are the Customer Care Center, located in Bermuda, and the GCNC, located in The Docklands, London, England. These two facilities provide complete customer support--from provisioning and assistance to billing. From the GCNC, Global Crossing technicians and network managers monitor and control all undersea cable systems, shore station equipment and terrestrial facilities worldwide. The GCNC began operations in the fourth quarter of 1999.

Regulation

  Our submarine and terrestrial fiber optic cable systems and telecommunications services are subject to regulatory oversight in the United States, and in the various foreign countries in which we operate.

 U.S. Regulation

  In the United States, the Federal Communications Commission ("FCC") regulates the international and interstate telecommunications facilities and services of telecommunications common carriers. Specifically, common carriers must comply with the requirements of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the "Telecom Act"). Implementation of the Telecom Act is subject to various ongoing rulemaking and judicial procedures; therefore, the effects of the Telecom Act on us cannot be accurately predicted.

  We have obtained authority from the FCC under Section 214 of the Telecom Act to provide international telecommunications services on a facilities-based and resale basis. We may provide domestic interstate services without individual authorizations. Currently, we are treated as non-dominant for our international operations, which, in general, subjects us to less regulation than dominant carriers. We must file tariffs with the FCC stating the rates, terms, and conditions of our international services, as well as for any interstate long distance services that we provide pending the outcome of proceedings addressing the FCC's now-stayed order detariffing domestic services. The FCC also imposes various reporting and filing requirements on non-dominant carriers. For example, we are required to file periodic reports regarding our international circuits and our deployment of network facilities. Traffic and revenue reports and universal service contribution worksheets also must be filed. Non-dominant carriers also must obtain prior approval from or give notice to the FCC of certain transfers of control and assignments of operating authorizations, as well as of certain affiliations with foreign carriers. In addition, certain operating and services agreements with dominant foreign carriers must be filed with the FCC.

  In addition, in connection with the construction and operation of our submarine cable systems, we have obtained cable landing licenses from the FCC for the AC-1, PC-1, MAC, PAC and SAC systems. These licenses give us authority to construct, land and operate our submarine cables in United States territory. Each of our licenses permits us to operate our cables on a non-common carrier basis. Each of our cable landing licenses is valid for a period of 25 years from its grant. We are subject to various FCC reporting and filing requirements as the result of our holding of these cable landing licenses.

  We also may require certification from one or more state public utility commissions ("PUCs") in the event that we offer intrastate telecommunications services in the United States, or may require approval from one or more state PUCs in the event that we acquire an entity that provides intrastate services. In those situations, we also will be subject to regulation by the PUCs of those states in which we operate.

 International Regulation

  Our construction and operation of telecommunications networks and our provision of telecommunications services in foreign countries require us to obtain a variety of permits, licenses, and authorizations in the ordinary course of business. In addition to telecommunications licenses and authorizations, we may be required to obtain environmental, construction, zoning and other permits, licenses, and authorizations. The construction and operation of our facilities and our provision of telecommunications services may subject us to regulation in other countries at the national, state, provincial, and local levels.

  Europe

  In connection with the construction and operation of the PEC network, we have obtained telecommunications licenses and authorizations in Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, and the United Kingdom. No telecommunications authorization is required for us to construct and operate facilities or provide services in Denmark. We expect to obtain additional telecommunications licenses and authorizations in Europe in the ordinary course of business.

  Our activities in Europe are subject to regulation by the European Union and national regulatory authorities. The level of regulation and the regulatory obligations and rights that attach to us as a licensee in each country varies. In all countries, we are currently considered to lack significant market power ("SMP"), which generally subjects us to less regulation than providers that possess SMP. As we complete construction of the PEC network and begin providing services in Europe, we anticipate that the regulatory obligations imposed on us will increase. In addition, we may be required to address the "local competition" issues faced by competitive providers in the United States, such as interconnection, collocation, unbundling, reciprocal compensation, and resale. The laws and regulations of the Member States of the EU on these issues vary. In general, the body of regulations and rules governing these matters is less developed and clear in the EU than in the United States. Various of the Member States have opened public consultations relating to these and other "local competition" issues. We cannot predict what decisions will be made by the EU and the Member States in these ongoing proceedings or the effects of those decisions on our operations.

  Asia

  We are increasing the scope of our activities in Asia. We are constructing the PC-1 cable system and, through GAL, a Japanese terrestrial network. In connection with the construction and operation of the GAL network, GAL has received a Japanese Type I telecommunications license. In addition, on February 18, 2000,

Global Crossing Japan received a Special Type II license in Japan, which authorizes us to provide a variety of international telecommunications services in Japan. As a Japanese telecommunications licensee, we are subject to a range of regulatory requirements. In late 1999, the Japanese Ministry of Post and Communications (the "MPT") opened a public consultation on simplifying the telecommunications regulatory process. We have submitted comments in that proceeding. We cannot accurately predict whether or when a decision will be issued, whether the MPT will simplify the regulatory regime, or the potential effects of such an action.

  We are also involved in the AGC joint venture, to which we have contributed our holdings in the PC-1 system. On February 1, 2000, Asia Global Crossing Hong Kong Ltd. ("AGC-HK") was advised by a Letter of Intent from the Hong Kong telecommunications regulator that, upon the satisfaction of certain conditions, AGC-HK will be issued an External Fixed Telecommunications Network Services license to land the EAC cable and to provide international telecommunications facilities and services in Hong Kong. AGC also anticipates building high-capacity local networks that will connect our worldwide network. Our Hutchison Global Crossing ("HGC") joint venture, which will pursue fixed-line telecommunications and Internet opportunities in Hong Kong, is part of that strategy. HGC is authorized to construct and operate local and international fixed-line telecommunications networks and to provide domestic and international telecommunications services in Hong Kong. We are subject to regulatory oversight and supervision in Hong Kong as a result of our activities there.

  The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we intend to operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for most services. Most countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization ("WTO") General Agreement on Telecommunications. China also has committed to liberalizing its telecommunications markets and reducing foreign ownership limitations if it is admitted to the WTO. We cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate will slow or halt the liberalization of its telecommunications markets. The effect of such an action on us cannot be accurately predicted.

  Latin America

  In Latin America, we currently are constructing the MAC, PAC and SAC systems. In connection with the construction of these cable systems, we have obtained cable landing licenses and/or telecommunications licenses in Argentina, Panama, and the United States. Applications have been filed in Mexico and Venezuela, and we expect to file applications in additional Latin American countries in the ordinary course of business.

  The status of liberalization of the telecommunications markets of Latin America varies. All of the countries in which we currently plan to have operations are members of the WTO, and have committed to liberalizing their telecommunications markets and lifting foreign ownership restrictions. Some countries now permit competition for all telecommunications facilities and services, while others allow competition for some facilities and services. Some countries in which we operate or intend to operate currently impose limits on foreign ownership of telecommunications carriers. We anticipate that we will be granted authority to land and operate our submarine cable systems in each of the countries in which they currently are expected to land. It is possible, however, that one or more of these countries will not grant authority to land a submarine cable or will impose conditions that make landing and operating the cable commercially unfeasible.

  The telecommunications regulatory regimes in many Latin American countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, and pricing have not been addressed fully or at all. We cannot accurately predict whether or how these issues will be resolved and their impact on our operations in Latin America.

Cautionary Statement Regarding Forward Looking Statements

  We have included in this Annual Report on Form 10-K forward-looking statements that state our own or our management's intentions, beliefs, expectations or predictions for the future. Forward-looking statements are subject to a number of risks, assumptions and uncertainties which could cause our actual results to differ materially from those projected in the forward-looking statements. These risks, assumptions and uncertainties include:

  . the ability to complete systems within the currently estimated time frames and budgets;

  . the ability to compete effectively in a rapidly evolving and price competitive marketplace;

  . changes in the nature of telecommunications regulation in the United States and other countries;

  .  changes in business strategy;

  .  the successful integration of newly acquired businesses;

  .  the impact of technological change; and

  .  other risks referenced from time to time in our filings with the SEC.

  Please refer to the Annual Report on Form 10-K of our parent, Global Crossing Ltd., for additional cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that our expectations regarding any of these matters will be fulfilled.

ITEM 2. PROPERTIES

  Our principal offices are located in leased premises in Hamilton, Bermuda, with corporate offices under lease in Beverly Hills, California; and Morristown, New Jersey. We also own or lease sales, administrative and support offices worldwide. In addition, our telecommunication services segment owns undersea cables crossing the Atlantic Ocean (AC-1 and AC-2); Pacific Ocean (58% economic interest in PC-1); Eastern United States and Caribbean (MAC); South America (SAC); eastern Asia (EAC); and Western United States, Mexico, Central & South America and Caribbean (PAC); and primarily terrestrial cable systems connecting various cities within Europe (PEC), Japan (GAL) and Hong Kong (HGC). Our telecommunications services segment also owns or leases numerous cable landing stations throughout the world related to these undersea and terrestrial cable systems.

  Our installation and maintenance services segment owns, leases and operates a fleet of vessels and submersible/remotely operated vehicles used in the planning, installation and maintenance of undersea fiber optic cable systems.

  We believe that substantially all of our existing properties are in good condition and are suitable for the conduct of our business. A security interest in some of these properties, in particular some of our undersea cables, has been granted to lenders providing financing for those systems under non-recourse facilities or to Global Crossing generally under our corporate credit facility.

ITEM 3. LEGAL PROCEEDINGS

  We are not presently subject to any material legal claims or proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

  Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Global Crossing Holdings selected historical financial information

  The table below shows selected historical financial information for the Company. This information has been prepared using the consolidated financial statements of Global Crossing Holdings as of the dates indicated and for each of the years ended December 31, 1999 and 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997.

  In reading the following selected historical financial information, please note the following:

  . The statement of operations data for the year ended December 31, 1999 includes the results of Global Marine Systems for the period from July 2, 1999, date of acquisition, through December 31, 1999; 1999; and the results of Racal Telecom for the period from November 24, 1999, date of acquisition, through December 31, 1999. The Consolidated Balance Sheet as of December 31, 1999 includes amounts related to Global Marine Systems and Racal Telecom.

  . During the year ended December 31, 1999, the Company recorded a $15 million expense, net of tax benefit, due to the adoption of Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities". See the "Cumulative effect of change in accounting principles" item in the Statement of Operations Data.

  . During the years ended December 31, 1999 and 1998, the Company recognized $22 million and $10 million, respectively, of stock-related expense relating to stock options and rights to purchase stock issued during that period which entitle the holders to purchase common stock. See the "Stock-related expense" item in the Statement of Operations Data.

  . On November 24, 1999, we completed our acquisition of Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 4,650 route miles of fiber and reaching more than 2,000 cities and towns.

  . On November 12, 1999, we issued two series of senior unsecured notes ("New Senior Notes"). The 9 1/8% senior notes are due November 15, 2006 with a face value of $900 million and the 9 1/2% senior notes are due November 15, 2009 with a face value of $1,100 million. The New Senior Notes are guaranteed by GCL. Interest will be paid on the notes on May 15 and November 15 of each year, beginning on May 15, 2000.


  . On July 2, 1999, we completed our acquisition of the Global Marine Systems division of Cable & Wireless Plc for approximately $908 million in cash and assumed liabilities. Global Marine Systems owns the largest fleet of cable laying and maintenance vessels in the world and currently services more than a third of the world's undersea cable miles.

  . The "Termination of advisory services agreement" item in the Statements of Operations Data includes a charge for the termination of the advisory services agreement as of June 30, 1998. Global Crossing acquired the rights from those entitled to fees payable under the advisory services agreement in consideration from the issuance of GCL common stock having an aggregate value of $135 million and the cancellation of approximately $3 million owed to the Company under a related advance agreement. As a result of this transaction, the Company recorded a non-recurring charge in the approximate amount of $138 million during the year ended December 31, 1998. In addition, the Company recognized as an expense approximately $2 million of advisory fees incurred prior to termination of the contract.

  . GCL granted warrants to Pacific Capital Group, Inc., a shareholder, and some of its affiliates for the Pacific Crossing, Mid-Atlantic Crossing and Pan American Crossing systems and related rights. The $275 million value of the GCL common stock was originally allocated to "Construction in progress" in the amount of $112 million and as "Investment in and advances to/from affiliates" in the amount of $163 million. See the "property and equipment" item in the Balance Sheet Data. The "Investment in and advance to/from affiliates" item in the Balance Sheet Date includes $163 million as of December 31, 1999 and 1998, respectively, representing the value of the warrants described in the bullet point immediately above applicable to the Pacific Crossing system.

  . Adjusted EBITDA is defined as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, incremental cash deferred revenue and amounts relating to the termination of the advisory services agreement. This definition is consistent with financial covenants contained in the Company's major financial agreements. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

  The selected consolidated financial data as of December 31, 1999, 1998 and 1997, for the years ended December 31, 1999 and 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997, respectively, are derived from our audited consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes included in this Annual Report on Form 10-K.

                                                                  Period from
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
                           (In thousands, except share and per share information)
Statement of Operations
 Data:
Revenue.................     $   945,110       $  419,866          $     --
                             -----------       ----------          ---------
Expenses:
 Cost of sales..........         527,397          178,492                --
 Operations,
  administration and
  maintenance...........          68,885           18,056                --
 Sales and marketing....          59,420           26,194              1,366
 Network development....          26,018           10,962                 78
 General and
  administrative........          78,635           15,178              1,618
 Stock related expense .          21,966           10,340                --
 Depreciation and
  amortization..........          44,115              541                 39
 Goodwill and
  intangibles
  amortization..........          26,362              --                 --
 Termination of advisory
  services agreement ...             --           139,669                --
                             -----------       ----------          ---------
                                 852,798          399,432              3,101
                             -----------       ----------          ---------
Operating income........          92,312           20,434             (3,101)
Equity in income (loss)
 of affiliates..........          10,755           (2,508)               --
Minority interest.......          (1,338)             --                 --
Other income (expense):
 Interest income........          65,193           28,615              2,941
 Interest expense.......        (118,881)         (42,880)               --
 Other expense, net.....         (25,949)             --                 --
Provision for income
 taxes..................         (34,290)         (33,067)               --
                             -----------       ----------          ---------
Loss before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............         (12,198)         (29,406)              (160)
Extraordinary loss on
 retirement of debt.....         (45,681)         (19,709)               --
                             -----------       ----------          ---------
Loss before cumulative
 effect of change in
 accounting principle...         (57,879)         (49,115)              (160)
Cumulative effect of
 change in accounting
 principle, net of
 income tax benefit of
 $1,400.................         (14,710)             --                 --
                             -----------       ----------          ---------
Net loss................         (72,589)         (49,115)              (160)
Preferred stock
 dividends..............         (55,400)         (12,681)           (12,690)
Redemption of preferred
 stock..................             --           (34,140)                --
                             -----------       ----------          ---------
Net loss applicable to
 common shareholders....     $  (127,989)      $  (95,936)         $ (12,850)
                             ===========       ==========          =========
Operating Data:
Cash from operating
 activities.............     $   403,337       $  208,750          $   5,121
Cash used for investing
 activities.............      (4,060,264)        (430,697)          (428,743)
Cash from financing
 activities.............       4,467,495        1,023,921            425,075
Adjusted EBITDA ........     $   598,167       $  236,196          $ 343,233

                                                        December 31,
                                               --------------------------------
                                                  1999        1998       1997
                                               ----------  ----------  --------
                                                       (In thousands)
Balance sheet data:
Current assets including cash and cash
 equivalents and restricted cash and cash
 equivalents.................................  $2,310,460  $  982,338  $ 27,744
Long term restricted cash and cash
 equivalents.................................     138,118     367,600       --
Long term accounts receivable................      44,837      43,315       --
Capacity available for sale..................         --      574,849       --
Property and equipment, net .................   3,336,895     433,707   518,519
Other assets.................................     245,414      65,757    25,934
Investment in and advances to/from
 affiliates, net.............................     274,692     177,334       --
Goodwill and intangibles, net................   1,971,357         --        --
                                               ----------  ----------  --------
Total assets.................................  $8,321,773  $2,644,900  $572,197
                                               ==========  ==========  ========
Current liabilities..........................  $1,081,647  $  252,628  $ 90,817
Long term debt...............................   3,460,546   1,066,093   312,325
Deferred revenue.............................     350,319      25,325       --
Deferred credits and other...................     307,702      34,174     3,009
                                               ----------  ----------  --------
Total liabilities............................   5,200,214   1,378,220   406,151
Minority interest............................     351,338         --        --
Mandatorily redeemable preferred stock ......     485,947     483,000    91,925
Shareholders equity
 Common stock................................          12          12        12
 Other shareholders equity...................   2,406,126     832,943    74,269
 Accumulated deficit.........................    (121,864)    (49,275)     (160)
                                               ----------  ----------  --------
Total shareholder's equity...................   2,284,274     783,680    74,121
                                               ----------  ----------  --------
Total liabilities and shareholder's equity...  $8,321,773  $2,644,900  $572,197
                                               ==========  ==========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Matters

  During the third and fourth quarters of 1999, changes in the business activities of the Company, together with a newly effective accounting standard, caused the Company to modify certain of its practices regarding recognition of revenue and costs related to sales of capacity. None of the accounting practices described below affect the cash flows of the Company.

  As a result of Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" (FIN
43), which became effective July 1, 1999, revenue from terrestrial circuits sold after that date has been accounted for as operating leases and amortized over the terms of the related contracts. Previously, these sales had been recognized as current revenue upon activation of the circuits. This deferral in revenue recognition has no impact on cash flow.

  With the consummation of the Frontier acquisition by GCL on September 28, 1999, service offerings became a significant source of revenue. Consequently, the Company initiated service contract accounting for its subsea systems during the fourth quarter, because the Company, since that date, no longer holds subsea capacity exclusively for sale. As a result, since the beginning of the fourth quarter, investments in both subsea and terrestrial systems have been depreciated over their remaining economic lives, and revenue related to service contracts have been recognized over the terms of the contracts. Revenue and costs related to the sale of subsea circuits have been recognized upon activation if the criteria of sales-type lease accounting have been satisfied with respect to those circuits.

  During the fourth quarter, the Company's global network service capabilities were significantly expanded by the activation of several previously announced systems, and by the integration of other networks obtained through acquisition and joint venture agreements. With this network expansion, the Company began offering its customers flexible bandwidth products to multiple destinations, which makes the historical practice of fixed, point-to-point routing of traffic and restoration capacity both impractical and inefficient. To ensure the required network flexibility, the Company is modifying its standard capacity purchase agreement forms and its network management in a manner that will preclude the use of sales-type lease accounting.

  Because of these contract changes, and the network management required to meet customer demands for flexible bandwidth, multiple destinations, and system performance, the Company anticipates that most of the contracts for subsea circuits entered into after January 1, 2000 will be part of a service offering, and therefore will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, revenue related to those circuits will be deferred and amortized over the appropriate term of the contract. In certain circumstances, should a contract meet all of the requirements of sales-type lease accounting, revenue will be recognized without deferral upon payment and activation.

  The Company notes that accounting practice and authoritative guidance regarding the applicability of sales-type lease accounting to the sale of capacity is still evolving. Based on the accounting practices described above, the Company believes that additional changes, if any, in accounting practice or authoritative guidance affecting sales of capacity would have little or no impact on its results of operations.

Results of Operations for the Years Ended December 31, 1999 and December 31,
1998

  In 1999, the Company completed its acquisitions of Global Marine Systems and Racal Telecom. Results for 1999 include operations of Global Marine Systems from July 2, 1999, and Racal Telecom from November 24, 1999.

  Revenue. Revenue for 1999 increased 125% to $945 million as compared to $420 million for 1998. The increase in revenue is attributable to growth from our existing business, as well as the acquisitions of Global Marine Systems and Racal Telecom.

  Cost of sales. Cost of sales during 1999 was $527 million (56% of revenue) compared to $178 million (43% of revenue) in 1998. This increase is primarily attributable to the Global Marine Systems and Racal Telecom acquisitions. Lower margins are partially due to lower prices of capacity sold to customers and wholesale cost of capacity purchased from unconsolidated joint ventures (GAL and PC-1), the Company's profit on which is included in equity in income of affiliates.

  Non-cash cost of undersea capacity sold was $292 million and $141 million during the years ended December 31, 1999 and 1998, respectively. For 1998 and the first nine months of the year ended December 31, 1999, the Company calculated costs of undersea capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity of 1024 circuits (512 circuits in 1998) times the construction cost of the system. Beginning in the fourth quarter of 1999, the Company began to depreciate its undersea capacity and calculate cost of sales based on the estimated net book value of the circuit at the time of sale.

  Operations, administration and maintenance ("OA&M"). OA&M for the year ended December 31, 1999 was $69 million (7% of revenue), compared to $18 million (4% of revenue) for the year ended December 31, 1998. The increase is primarily the result of costs incurred in connection with the development of the Global Network Operations Center, expansion of the Global Crossing Network and the expenses of acquired companies.

  Sales and marketing. Sales and marketing costs for the year ended December 31, 1999 were $59 million (6% of revenue), compared to $26 million (6% of revenue) for the year ended December 31, 1998. The increase is primarily attributable to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth, as well as the expenses of acquired companies.

  Network development. Network development costs for the year ended December 31, 1999 were $26 million (3% of revenue), compared to $11 million (3% of revenue) for the year ended December 31, 1998. The increase is primarily attributable to the additional salaries, employee benefits, travel and professional fees associated with the construction of the Global Crossing Network.

  General and administrative. General and administrative expenses for the year ended December 31, 1999 were $79 million (8% of revenue), compared to $15 million (4% of revenue) for the year ended December 31, 1998. Such charges are comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to additional salaries, professional fees, occupancy costs and the acquisitions of Global Marine Systems and Racal Telecom.

  Stock related expense. Stock related expenses for the year ended December 31, 1999 were $22 million (2% of revenue), which increased by $12 million from $10 million (2% of revenue) for the year ended December 31, 1998. The increase is due to the addition of employees granted in-the-money options.

  Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1999 was $44 million (5% as a percentage of revenue), compared to $0.3 million for the year ended December 31, 1998. This increase was driven by charges from the newly acquired companies and depreciation of subsea systems as of October 1, 1999.

  Goodwill amortization. Goodwill amortization for the year ended December 31, 1999 of $26 million (3% of revenue) resulted from the Company's acquisitions of Global Marine Systems and Racal Telecom during the year ended December 31, 1999. There was no goodwill amortization for the year ended December 31, 1998.

  Termination of Advisory Services Agreement with PCG Telecom Services LLC. In connection with the development and construction of AC-1, the Company entered into an Advisory Services Agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by us of an advisory fee of 2% of the gross revenue of ACL over a 25 year term. GCL's Board of Directors also approved similar advisory fees and authorized GCL to enter into similar agreements with respect to other cable systems under development by us. GCL acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to such persons of shares of GCL common stock, which had at the time of issuance an aggregate value of $135 million, and the cancellation of approximately $3 million owed to us under a related advance agreement. This charge of $138 million relating to the termination of the Advisory Services Agreement was contributed to the Company and is reflected in the statement of operations for the year ended December 31, 1998. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

  Operating income. The Company had operating income for the year ended December 31, 1999 of $92 million (10% of revenues), compared to income of $20 million (5% of revenue) for the year ended December 31, 1998.

  Equity in income (loss) of affiliates. Equity in income of affiliates of $11 million for the year ended December 31, 1999 compared to a loss of $3 million for the year ended December 31, 1998. The increase in the net income is primarily due to sales of capacity on certain segments of PC-1 which became available for sale in 1999.

  Interest income and Interest expense. Interest income for the year ended December 31, 1999 was $65 million, compared to $29 million for the year ended December 31, 1998. The increase is due to earnings on investments of funds from financings and operations for the year ended December 31 1999. Interest expense for the year ended December 31, 1999 was $119 million, compared to $43 million for the year ended December 31, 1998, due to the acquisitions of Global Marine Systems and Racal Telecom and increases in debt outstanding to support capital spending.

  Other expense, net. Other expense, net of $26 million for the year ended December 31, 1999 resulted primarily from foreign currency transaction losses.

  Provision for income taxes. The income tax provision of $34 million and $33 million for the years ended December 31, 1999 and 1998, respectively, provide for taxes on profits earned from telecommunications services, installation and maintenance services and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

  Extraordinary loss from retirement of debt. Extraordinary loss from retirement of debt of $46 million for the year ended December 31, 1999 compared to $20 million for the year ended December 31, 1998. During 1999, we recognized an extraordinary loss of $15 million in connection with the prepayment of existing debt in connection with the issuance of the $3 billion Senior Secured Credit Facility and an additional $31 million for the early extinguishment of $2 billion, in principal value, under the Senior Secured Credit Facility. During 1998, we recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings' outstanding senior notes ("GTH Senior Notes"), comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the year ended December 31, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the first quarter of $15 million, net of tax benefit, that represents start-up costs incurred and capitalized during previous periods.

  Redemption of preferred stock. The redemption of GTH's outstanding preferred stock ("GTH Preferred Stock") occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

  Net loss. During the year ended December 31, 1999, the Company reported a net loss of $73 million compared to a net loss of $49 million for the prior year.

  Net loss applicable to common shareholders. During the years ended December 31, 1999 and 1998, the Company reported a net loss applicable to common shareholders of $128 million and $96 million, respectively.

  Adjusted EBITDA. Adjusted EBITDA of $598 million in 1999 increased 153% from $236 million for the year ended December 31, 1998. The increase is primarily due to the inclusion of Global Marine Systems and Racal as well as growth from our existing businesses for the year ended December 31, 1999.

Results of Operations for the Year Ended December 31, 1998 and the Period from March 19, 1997 (Date of Inception) to December 31, 1997

  Revenue. During the year ended December 31, 1998, the Company executed firm commitments to sell capacity on our systems plus the sale of dark fiber on PEC totaling $911 million. Of this amount, the Company recognized revenue of $418 million on sales of capacity relating to AC-1 for the year ended December 31, 1998, in addition to revenue from operations and maintenance services of $6 million.

  Cost of sales. For the year ended December 31, 1998, the Company recognized $178 million in cost of capacity sold, resulting in a gross margin on capacity sales of 57%. Cost of capacity sold for the year ended December 31, 1998 also includes $38 million relating to terrestrial capacity sold which the Company had purchased from third parties. The Company calculated undersea cost of capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected revenue, assuming minimum projected sales capacity of 512 circuits, multiplied by the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale. There were no sales or related costs recognized during the period from March 19, 1997 (Date of Inception) to December 31, 1997, as the Company was in our development stage.

  Operations, administration and maintenance ("OA&M"). The Company incurred OA&M costs of $18 million during the year ended December 31, 1998. The Company entered into an agreement with TSSL relating to operations, administration and maintenance of AC-1, which limits our total OA&M expense for the system. The Company anticipates that our OA&M costs will be largely recovered through charges to our customers under the terms of CPAs. There were no OA&M costs during the period from March 19, 1997 (Date of Inception) to December 31, 1997, as the Company was in its development stage.

  Sales and marketing. During the year ended December 31, 1998, the Company incurred sales and marketing expenses of $26 million, including selling commissions of $20 million incurred on capacity sales recognized during this period. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred sales and marketing costs of approximately $1 million. The increase from 1997 was due to additions in personnel and occupancy costs, plus marketing, commissions paid and other promotional expenses to support our rapid growth.

  Network development. The Company incurred network development costs during the year ended December 31, 1998 of $11 million relating to the development of systems. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, these costs were $0.1 million. The increase from 1997 was due to additional personnel, and costs to explore new projects.

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

  Termination of Advisory Services Agreement with PCG Telecom Services LLC. In connection with the development and construction of AC-1, the Company entered into an Advisory Services Agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by us of an advisory fee of 2% of the gross revenue of ACL over a 25 year term. GCL's Board of Directors also approved similar advisory fees and authorized us to enter into similar agreements with respect to other cable systems under development by us. GCL acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to such persons of shares of GCL common stock, which had at the time of issuance an aggregate value of $135 million, and the cancellation of approximately $3 million owed to us under a related advance agreement. This charge of $138 million relating to the termination of the Advisory Services Agreement was contributed to the Company and is reflected in the statement of operations for the year ended December 31, 1998. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

  Stock related expense. Through December 31, 1998, the Company recorded as a charge to paid-in capital $32 million of unearned compensation relating to awards under our stock incentive plan plus the grant of certain economic rights and options to purchase common stock granted to a senior executive. The unearned compensation is being recognized as an expense over the vesting period of these options and economic rights.

  For the year ended December 31, 1998, the Company recognized as an expense $10 million of stock related compensation relating to GCL's stock incentive plan. GCL's stock incentive plan commenced in January 1998, and therefore no issuances were made during the period from March 19, 1997 (Date of Inception) to December 31, 1997.

  Equity in loss of affiliates. During 1998, the Company entered into joint venture agreements to construct and operate PC-1 and GAL. PC-1 is owned and operated by PCL. The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, a further 8% economic non-voting interest. The Company has a 49% interest in Global Access Ltd., which operates GAL. Our equity in the loss of PC-1 for the year ended December 31, 1998 was $3 million.

  Interest income. The Company reported interest income of $29 million during the year ended December 31, 1998 and $3 million during the period from March 19, 1997 (Date of Inception) to December 31, 1997. Such interest income represents earnings on cash raised from financing, the IPO, the issuance of the GCH Preferred Stock, operations and CPA deposits.

  Interest expense. During the year ended December 31, 1998, the Company incurred $93 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $50 million and expensed $43 million. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred interest expense of $10 million, which was capitalized to construction in progress.

  Provision for income taxes. The income tax provision of $33 million for the year ended December 31, 1998 provides for taxes on profits earned from capacity sales and OA&M revenue where our subsidiaries have a presence in taxable jurisdictions. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred operating losses, which relate to non-taxable jurisdictions and therefore cannot be applied against future taxable earnings. Accordingly, no tax provision or deferred tax benefit was recorded as of December 31, 1997.

  Extraordinary item. During May 1998, the Company recognized an extraordinary loss of $20 million in connection with the repurchase of GTH's outstanding senior notes ("GTH Senior Notes"), comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Net loss. The Company incurred a net loss of $49 million for the year ended December 31, 1998, compared to a net loss of $0.2 million in the period from March 19, 1997 (Date of Inception) to December 31, 1997. The net loss for the year ended December 31, 1998 reflects an extraordinary loss on retirement of the GTH Senior Notes of $20 million and a non-recurring charge of $140 million relating to the termination of the Advisory Services Agreement. Our net income before these items was $111 million.

  Preferred stock dividends. During the year ended December 31, 1998, the Company recorded preferred stock dividends of approximately $13 million. Preferred stock dividends for the period from March 19, 1997 (Date of Inception) to December 31, 1997 were $13 million. Of the $13 million recorded in 1998, $4 million relates to the GCH Preferred Stock issued during December 1998.

  Redemption of preferred stock. The redemption of GTH's outstanding preferred stock ("GTH Preferred Stock") occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

  Net loss applicable to common shareholders. During the year ended December 31, 1998, the Company reported a net loss applicable to common shareholders of $96 million. This loss reflects preferred stock dividends of $13 million and the redemption cost of GTH Preferred Stock of $34 million. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred a net loss applicable to common shareholders of $13 million after GTH Preferred Stock dividends of $13 million.

Liquidity and Capital Resources

  On November 24, 1999, the Company entered into a (Pounds)675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition of Racal Telecom. As of December 31, 1999, the Company had an outstanding balance of $646 million under the Racal Term Loan A.

  On November 12, 1999, GCH issued $1.1 billion in aggregate principal amount of its 9 1/2% Senior Notes Due 2009, and $0.9 billion in aggregate principal amount of its 9 1/8% Senior Notes Due 2006. The proceeds were partially used to pay down the term loans under the GCH's corporate credit facility.

  On July 2, 1999, GCH entered into a $3 billion senior secured corporate credit facility with a group of several lenders and The Chase Manhattan Bank as administrative agent. The initial proceeds under the facility were used to refinance outstanding balances under the AC-1 and MAC project finance facilities, to refinance balances under a vendor financing arrangement with Lucent, to refinance debt used for the purchase of the Global Marine business from Cable and Wireless and for general corporate purposes. As of December 31, 1999, there was a remaining available balance of $308 million under this facility. GCL is a guarantor of this facility.

  The Company initially financed the approximately $908 million Global Marine Systems acquisition, which was completed in July 1999, with approximately $600 million in committed bank financing and the remainder with cash on hand. This initial indebtedness was refinanced through borrowings under GCH's senior secured corporate credit facility.

  After giving effect to the financings listed above, as of December 31, 1999, the Company had $1,769 million of both restricted and unrestricted cash and cash equivalents. As of December 31, 1999, the Company had $5,200 million of total liabilities, including $3,461 million in senior indebtedness, of which $646 million was secured. The Company, also has mandatorily redeemable preferred stock outstanding with a face value of $500 million. As of such date, GCL additionally had outstanding cumulative convertible preferred stock with a face value of $1,650 million. In addition, our unconsolidated Pacific Crossing joint venture entered into an $850 million non-recourse credit facility, under which it had incurred $750 million of indebtedness as of December 31, 1999.

  Global Crossing estimates the remaining total cost of developing and deploying the announced systems on the Global Crossing Network to be approximately $5 billion, excluding costs of potential future upgrades and the amounts capitalized with respect to warrants issued in exchange for the rights to construct MAC and PAC. Financing to complete the Global Crossing Network is expected to be obtained from common stock, preferred stock, bank financing or through other corporate financing. Some of this financing is expected to be incurred by wholly-owned subsidiaries or joint venture companies, as well as by GCL.

  The Company has extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

  Cash provided by operating activities was $403 million and $209 million for the years ended December 31, 1999 and 1998, respectively. The balances principally represent cash received from capacity sales, and interest income received, less sales and marketing, network development, general and administrative and interest expenses paid.

  Cash used in investing activities was $4,060 million and $431 million for the years ended December 31, 1999 and 1998, respectively, and represents cash paid for purchases of property and equipment and construction in progress, acquisitions (net of cash acquired), and cash investments in affiliates.

  Cash provided by financing activities was $4,467 million for the year ended December 31, 1999 and primarily represents borrowings under the senior secured corporate facility, issuance of senior notes and cash contributions from GCL in connection with the issuance of preferred stock by GCL, partially offset by repayments of borrowings under long term debt. Cash provided by financing activities was $1,024 million for the year ended December 31, 1998 and primarily relates to proceeds from borrowings under the AC-1 and MAC Credit Facilities, proceeds from the issuance of the Senior Notes, the GCH Preferred Stock and GCL's IPO, less amounts paid for finance and organization costs, the issuance of common preferred stock, the repayment of long term debt, the redemption of the GTH Preferred Stock, the retirement of the GTH Senior Notes and the increase in amounts held in restricted cash and cash equivalents.

  The Company has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flows from operations, together with available borrowings under its credit facility, and its continued ability to raise capital, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow and raise capital to service the Company's debt, the Company may be required to reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing.

Inflation

  Management does not believe that its business is impacted by inflation to a significantly different extent than the general economy.

Year 2000 Compliance

  Prior to December 31, 1999, the Company took all actions that it believed to be necessary to insure that its business operations would be Year 2000 ("Y2K") compliant. In particular, the Company established a Y2K compliance task force, reviewed the status of the Company's systems, submitted information requests to third party service providers, received assurances regarding Y2K compliance from its major suppliers and developed contingency plans to address any potential Y2K compliance failure. The Company expended approximately $
million on a pro forma basis through December 31, 1999 on its Y2K readiness efforts, principally relating to remediation efforts made in the businesses
operated       .

  The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Y2K issue. In addition, the Company is not aware of any significant Y2K issues or problems that may have arisen for its significant customers and suppliers.

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

  Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of bank accounts and other treasury and cash management activities. The Company has not yet set conversion dates for certain of its accounting systems, statutory reporting and tax books, but will do so during 2000. The financial institutions with which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

  The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions, and the Company does not engage in such transactions for speculative purposes.

                                                                                         Fair Value
                                                                                    ---------------------
 Expected maturity dates   2000  2001    2002 2003   2004    Thereafter    Total    12/31/1999 12/31/1998
 -----------------------   ---- -------  ---- ---- --------  ----------  ---------- ---------- ----------
                                                         (in thousands)
 DEBT
 9 1/2% Senior Notes due
  2009...................  --       --   --   --        --   $1,100,000  $1,100,000 $1,086,937       N/A
  Average interest
   rates--fixed..........                                           9.5%
 9 1/8% Senior Notes due
  2006...................  --       --   --   --        --      900,000     900,000    889,313       N/A
  Average interest
   rates--fixed..........                                           9.1%
 9 5/8% Senior Notes due
  2008...................  --       --   --   --        --      800,000     800,000    798,000  $834,000
  Average interest
   rates--fixed..........                                           9.6%
 Racal Term Loan A.......  --       --   --   --   $ 97,000     549,130     646,130    646,130       N/A
  Average interest
   rates--variable.......                                            (1)
  Average interest
   rates--fixed..........
 Other...................  --   $48,460  --   --        --          --       48,460     48,460       N/A
  Average interest
   rates--fixed..........            (2)
 OFF BALANCE SHEET DEBT
  Senior Secured
   Revolving Credit
   Facility..............  --       --   --   --   $648,597         --   $  648,597 $  648,597       N/A
  Average interest rates
   variable..............                                (3)

--------
(1) The interest rate is British pound LIBOR + 2.5% which was 8.4% as of December 31, 1999.
(2) The interest rate is British pound LIBOR + 2.5%, which was 8.4% as of December 31, 1999.
(3) The interest rate is US dollar LIBOR + 2.25% which was 8.4% as of December 31, 1999. Debt obligation is held at the Frontier subsidiary of GCL.

Foreign Currency Risk

  For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of the Company's translation adjustments were material as of and for the years ended December 31, 1999 and 1998.

  For those subsidiaries not using the U.S. Dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the year ended December 31, 1999, the Company incurred a foreign currency translation adjustment of $20 million. For the year ended December 31, 1998, the translation adjustments were immaterial.

  Foreign currency forward transactions are used by the Company to hedge exposure to foreign currency exchange rate fluctuations. The Euro was the principal currency hedged by the Company. Changes in the value of forward foreign exchange contracts, which are designated as hedges of foreign currency denominated assets and liabilities, are classified in the same manner as changes in the underlying assets and liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included on page F-1, Index to Consolidated Financial Statements and Schedule.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

  (a) List of documents filed as part of this report:

  1. Financial Statements-Included in Part II of this Form 10-K:

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the years ended December
       31, 1999 and 1998 and period from March 19, 1997 (Date of
       Inception) to December 31, 1997.

      Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1999 and 1998 and period from March 19, 1997 (Date of Inception) to December 31, 1997.

      Consolidated Statements of Cash Flows for the years ended December
       31, 1999 and 1998 and period from March 19, 1997 (Date of
       Inception) to December 31, 1997.

      Consolidated Statements of Comprehensive Income for the years ended
       December 31, 1999 and 1998 and period from March 19, 1997 (Date of Inception) to December 31, 1997.

      Notes to Consolidated Financial Statements

  2. Financial Statement Schedules--Included in Part II of this Form 10-K:

      Schedule II--Valuation and Qualifying Accounts

  3. Exhibit Index:

 Exhibit
 Number                                  Exhibit
 -------                                 -------
   2.1   Agreement and Plan of Merger, dated as of March 16, 1999 (the
         "Frontier Merger Agreement"), among GCL, Frontier Corporation and GCF
         Acquisition Corp. (incorporated by reference to Exhibit 2 to GCL's
         Current Report on Form 8-K filed on March 19, 1999 (the "March 19,
         1999 8-K")).

   2.2 Consent and Amendment No. 1 to the Frontier Merger Agreement, dated as of May 16, 1999, among GCL, GCF Acquisition Corp. and Frontier
         Corporation (incorporated by reference to Exhibit 2 to GCL's Current
         Report on Form 8-K filed on May 18, 1999 (the "May 18, 1999 8-K")).

   2.3   Amendment No. 2 to the Frontier Merger Agreement, dated as of
         September 2, 1999, among GCL, GCF Acquisition Corp. and Frontier
         Corporation (incorporated by reference to Exhibit 2 to GCL's Current
         Report on Form 8-K filed on September 3, 1999 (the "September 3, 1999
         8-K")).

   2.4   Sale and Purchase Agreement, dated as of April 26, 1999, between Cable
         & Wireless plc and GCL (incorporated by reference to Exhibit 2.1 to GCL's Current Report on Form 8-K filed on July 16, 1999 (the "July 16,
         1999 8-K")).

   2.5   Amendment to the Sale and Purchase Agreement, dated as of June 25,
         1999, between Cable & Wireless plc and GCL (incorporated by reference to Exhibit 2.2 to the July 16, 1999 8-K).

   2.6 Agreement and Plan of Merger, dated as of May 16, 1999, between GCL and U S West, Inc. (incorporated by reference to Exhibit 2 to GCL's
         Current Report on Form 8-K filed on May 21, 1999 (the "May 21, 1999 8-
         K")).

   2.7   Letter Agreement, dated as of May 16, 1999, between GCL and U S West,
         Inc. (incorporated by reference to Exhibit 99 to the May 21, 1999 8-
         K).

   2.8   Termination Agreement, dated as of July 18, 1999, between GCL and U S
         West, Inc. (incorporated by reference to Exhibit 10.1 to GCL's Current
         Report on Form 8-K filed on July 20, 1999 (the "July 20, 1999 8-K")).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  2.9    Sale Agreement, made on October 10, 1999, between Controls and
         Communications Limited, The Racal Corporation, Racal Electronics Plc
         and GCL (incorporated by reference to Exhibit 2.1 to GCL's Current
         Report on Form 8-K filed on October 21, 1999 (the "October 21, 1999
         8-K")).

  2.10   Agreement and Plan of Merger, dated as of February 22, 2000, among
         GCL, Georgia Merger Sub Corporation, IPC Communications, Inc., IPC
         Information Systems, Inc., Idaho Merger Sub Corporation and IXnet,
         Inc. (incorporated by reference to Exhibit 2.1 to GCL's Current Report on Form 8-K filed on March 2, 2000 (the "March 2, 2000 8-K")).

  3.1    Memorandum of Association of GCL (incorporated by reference to Exhibit
         3.1 to GCL's Registration Statement on Form S-1/A filed on July 2,
         1998 (the "July 2, 1998 S-1/A")).

  3.2    Certificate of Incorporation of Change of Name of GCL dated April 30,
         1998 (incorporated by reference to Exhibit 3.3 to GCL's Registration
         Statement on Form S-1/A filed on July 23, 1998 (the "July 23, 1998 S-
         1/A")).

  3.3    Memorandum of Increase of Share Capital of GCL dated July 9, 1998
         (incorporated by reference to Exhibit 3.4 to the July 23, 1998 S-1/A).

  3.4    Memorandum of Increase of Share Capital of GCL dated September 27,
         1999 (incorporated by reference to Exhibit 3.1 to GCL's Quarterly
         Report on Form 10-Q filed on November 15, 1999 (the "November 15, 1999
         10-Q")).

  3.5 Bye-laws of GCL as in effect on October 14, 1999 (incorporated by reference to Exhibit 3.2 to the November 15, 1999 10-Q).

  3.6    Certificate of Designations of 6 3/8% Cumulative Convertible Preferred
         Stock of GCL dated November 5, 1999 (incorporated by reference to
         Exhibit 3.3 to the November 15, 1999 10-Q).

  3.7    Memorandum of Association of GCH (incorporated by reference to Exhibit
         3.1 of GCH's Registration Statement on Form S-4 (File No. 333-61457)).

  3.8    Bye-laws of GCH (incorporated by reference to Exhibit 3.2 to GCH's
         Registration Statement on Form S-4 (File No. 333-61457)).

  3.9    Certificate of Designations of 7% Cumulative Convertible Preferred
         Stock of GCL, dated December 15, 1999 (incorporated by reference to
         Exhibit 3.2 to GCH's Registration Statement on Form S-4 (File No. 333-
         61457)).

  3.10   Certificate of Designations of 6 3/8% Cumulative Convertible Preferred
         Stock, Series B of GCL, dated January 12, 2000 (incorporated by reference to Exhibit 3.10 to GCL's Annual Report on Form 10-K filed on
         March 17, 2000 (the "March 17, 2000 10-K")).

  3.11   Certificate of Designations of 10 1/2% Senior Exchangeable Preferred
         Stock Due 2008 of GCH dated December 1, 1998 (incorporated by reference to Schedule A to Exhibit 3.2 to the GCH Registration
         Statement on Form S-4 filed on December 22, 1998).

  4.1    Indenture, dated as of May 18, 1998, between GCH and United States
         Trust Company of New York, as Trustee (incorporated by reference to
         Exhibit 4.2 to the GCH Registration Statement on Form S-4 filed on
         December 22, 1998).

  4.2    Supplemental Indenture, dated as of June 25, 1999, between GCH and
         United States Trust Company of New York, to the Indenture dated as of
         May 18, 1998 (incorporated by reference to Exhibit 4.4 to GCL's
         Registration Statement on Form S-4 filed on July 12, 1999).

  4.3    Credit Agreement, dated as of July 2, 1999, among GCL, GCHL, the
         Lenders party thereto and The Chase Manhattan Bank as Administrative
         Agent (incorporated by reference to Exhibit 10.7 to GCL's Registration
         Statement on Form S-4/A filed on August 5, 1999).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
   4.4   Indenture, dated as of November 19, 1999, among GCL, GCH and United
         States Trust Company of New York (incorporated by reference to Exhibit
         4.5 to the GCH Registration Statement on Form S-4 filed on January 11,
         2000 (File No. 333-94449)).

  Except as hereinabove provided, there is no instrument with respect to long-term debt of GCH and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of GCH.
GCH agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

  10.1   Project Development and Construction Contract, dated as of March 18,
         1997, among AT&T Submarine Systems, Inc. and Atlantic Crossing Ltd.
         (formerly Global Telesystems Ltd.) (incorporated by reference to
         Exhibit 10.2 to the July 23, 1998 S-1/A).

  10.2   Project Development and Construction Contract, dated as of April 21,
         1998, among Tyco Submarine Systems, Ltd. and Pacific Crossing Ltd.
         (incorporated by reference to Exhibit 10.3 to the July 23, 1998 S-
         1/A).

  10.3   Project Development and Construction Contract, dated as of June 2,
         1998, among Alcatel Submarine Networks and Mid-Atlantic Crossing Ltd.
         (incorporated by reference to Exhibit 10.4 to the July 23, 1998 S-
         1/A).

  10.4   Project Development and Construction Contract, dated as of July 21,
         1998, among Tyco Submarine Systems, Ltd. and Pan American Crossing
         Ltd. (incorporated by reference to Exhibit 10.5 to GCL's Quarterly
         Report on Form 10-Q filed on November 16, 1998).

  10.5   Project Development and Construction Contract, dated as of July 30,
         1999, among Alcatel Submarine Networks and South American Crossing
         Ltd. (incorporated by reference to Exhibit 10.5 to the GCH
         Registration Statement on Form S-4A filed on March 23, 2000 (File No.
         333-94449)) (portions have been omitted pursuant to a request for confidential treatment).

  10.6 Lease made as of October 1, 1999 between North Crescent Realty V, LLC and Global Crossing Development Company (incorporated by reference to
         Exhibit 10.1 to the November 15, 1999 10-Q).

  10.7 Form of Stockholders Agreement dated as of August 12, 1998 among GCL and the investors named therein (incorporated by reference to Exhibit
         9.1 to the July 23, 1998 S-1/A).

  10.8 Form of Registration Rights Agreement dated as of August 12, 1998 among GCL and the investors named therein (incorporated by reference to Exhibit 4.4 to the July 23, 1998 S-1/A).

  10.9 Voting Agreement, dated as of March 16, 1999, among certain shareholders of GCL parties thereto, Frontier Corporation and, for certain purposes only, GCL (incorporated by reference to Exhibit 10.2 to the March 19, 1999 8-K).

  10.10  Second Reaffirmation of Voting Agreement and Share Transfer
         Restriction Agreement, dated as of September 2, 1999 (incorporated by reference to Annex S-B to the joint proxy statement/prospectus supplement included in GCL's Registration Statement on Form S-4 filed on September 8, 1999 (the "September 8, 1999 S-4").

  10.11 Share Transfer Restriction Agreement, dated as of September 2, 1999, among certain shareholders of GCL, certain shareholders of Frontier
         Corporation and GCL (incorporated by reference to Annex S-C to the joint proxy statement/prospectus supplement included in the September
         8, 1999 S-4).

  10.12  Tender Offer and Purchase Agreement, dated as of May 16, 1999, between
         GCL and U S WEST, Inc. (incorporated by reference to Exhibit (c)(2) to
         U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

 Exhibit
 Number                                  Exhibit
 -------                                 -------

  10.13  Standstill Agreement dated as of May 16, 1999 between U S WEST, Inc.
         and GCL (incorporated by reference to Exhibit (c)(4) to U S WEST,
         Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.14  Voting Agreement dated as of May 16, 1999 between U S WEST, Inc. and
         GCL (incorporated by reference to Exhibit (c)(3) to U S WEST, Inc.'s
         Schedule 14D-1 filed on May 21, 1999).

  10.15  Tender and Voting Agreement dated as of May 16, 1999 among U S WEST,
         Inc., GCL and the shareholders party thereto (incorporated by reference to Exhibit (c)(5) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.16 Agreement dated as of May 16, 1999 among GCL and the shareholders party thereto (incorporated by reference to Exhibit (c)(6) to U S
         WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.17 Transfer Agreement dated as of May 16, 1999 among GCL and the shareholders party thereto (incorporated by reference to Exhibit
         (c)(8) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.18  Amendment No. 1 dated as of July 18, 1999 to Tender Offer and Purchase
         Agreement dated as of May 16 1999 between GCL and U S WEST, Inc.
         (incorporated by reference to Exhibit 10.2 to the July 20, 1999 8-K).

  10.19  Agreement, dated as of July 18, 1999, between Qwest Communications
         International Inc. and GCL (incorporated by reference to Exhibit 10.3 to the July 20, 1999 8-K).

  10.20  Agreement, dated as of July 18, 1999, between GCH and Qwest
         Communications International Inc. (incorporated by reference to
         Exhibit 10.4 to the July 20, 1999 8-K).

  10.21 Registration Rights Agreement dated as of November 5, 1999 among GCL and the initial purchasers of GCL's 6-3/8% Cumulative Convertible
         Preferred Stock named therein (incorporated by reference to GCL's
         Registration Statement on Form S-3 filed on January 18, 2000 relating to such securities).

  10.22 Registration Rights Agreement dated as of November 5, 1999 among GCL and the initial purchasers of GCL's 7% Cumulative Convertible
         Preferred Stock named therein (incorporated by reference to GCL's
         Registration Statement on Form S-3 filed on January 18, 2000 relating to such securities).

  10.23 1998 Global Crossing Ltd. Stock Incentive Plan as amended and restated effective December 7, 1999 (incorporated by reference to Exhibit 10.21 to the GCH Registration Statement on Form S-4 filed on January 11,
         2000 (File No. 333-94449).

  10.24  Form of Non-Qualified Stock Option Agreement as in effect on September
         30, 1999 (incorporated by reference to Exhibit 10.2 to the November
         15, 1999 10-Q).

  10.25 Frontier Corporation Supplemental Retirement Savings Plan as amended and restated effective January 1, 1996 (incorporated by reference to Exhibit 10.13 to Frontier Corporation's Annual Report on Form 10-K filed March 28, 1997).

  10.26  Amendment No. 1, effective March 16, 1999, to Frontier Corporation
         Supplemental Retirement Savings Plan (incorporated by reference to
         Exhibit 10.2 to Frontier Corporation's Quarterly Report on Form 10-Q filed August 3, 1999).

  10.27  Amendment No. 2, dated September 21, 1999, to Frontier Corporation
         Supplemental Retirement Savings Plan (incorporated by reference to
         Exhibit 10.5 to the November 15, 1999 10-Q).

  10.28  Employment Agreement dated as of February 19, 1999 between GCL and
         Robert Annunziata (incorporated by reference to Exhibit 10.8 to GCL's
         Quarterly Report on Form 10-Q filed on May 10, 1999).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  10.29  Executive Contract dated March 25, 1996 between Robert L. Barrett and
         Frontier Corporation (incorporated by reference to Exhibit 10.25 to
         Frontier Corporation's Quarterly Report on Form 10-Q filed May 14,
         1996).

  10.30  Amendment dated May 1, 1999 to Executive Contract between Robert L.
         Barrett and Frontier Corporation (incorporated by reference to Exhibit
         10.7 to the November 15, 1999 10-Q).

  10.31  Executive Contract dated January 1, 1998 between Joseph P. Clayton and
         Frontier Corporation (incorporated by reference to Exhibit 10.22 to
         Frontier Corporation's Annual Report on Form 10-K filed March 26,
         1998).

  10.32  Amendment dated May 1, 1999 to Executive Contract between Joseph P.
         Clayton and Frontier Corporation (incorporated by reference to Exhibit
         10.9 to the November 15, 1999 10-Q).

  10.33  Employment Agreement dated as of December 5, 1999 between GCL and Leo
         J. Hindery, Jr. (incorporated by reference to he March 16, 2000 10-K).

  10.34 Form of Change in Control Agreement between GCL and Executive Officers of GCL approved by the GCL Board of Directors in January 2000
         (incorporated by reference to the March 16, 2000 10-K).

  10.35 Subscription and Sale and Purchase Agreement, dated November 15, 1999, among Hutchison Whampoa Limited, Hutchison Telecommunications Limited,
         GCL and HCL Holdings Limited (incorporated by reference to Exhibit
         10.33 to the GCH Registration Statement on Form S-4 filed on January
         11, 2000 (File No. 333-94449)).

  10.36  Employment Agreement dated as of December 3, 1999 between GCL and John
         A. Scarpati (incorporated by reference to he March 16, 2000 10-K).

  12.1   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

  27.1   Financial Data Schedule (filed herewith).

  (b) Reports on Form 8-K.

  During the quarter ended December 31, 1999, the following reports on Form 8-K were filed by the Registrant:

    1. Current Report on Form 8-K dated October 29, 1999 (date of earliest event reported), filed on December 8, 1999, for the purpose of reporting, under Item 5, recent issuances by GCL and GCH of unregistered securities.

    2. Current Report on Form 8-K dated November 24, 1999 (date of earliest event reported), filed on December 3, 1999, for the purpose of reporting, under Item 2, the acquisition of Racal Telecom by GCL.

  (c) See Item 14(a)(3) above.

  (d) See Item 14(a)(2) above.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                             Page
                                                                             ----
Report of Independent Public Accountants...................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...............   F-3

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December
 31, 1997..................................................................   F-4

Consolidated Statements of Shareholder's Equity for the years ended
 December 31, 1999 and 1998 and for the period March 19, 1997 (Date of
 Inception) to December 31, 1997...........................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December
 31, 1997..................................................................   F-6

Consolidated Statements of Comprehensive Income for the years ended
 December 31, 1999 and 1998 and for the period March 19, 1997 (Date of
 Inception) to December 31, 1997...........................................   F-8

Notes to Consolidated Financial Statements.................................   F-9

Schedule:
  Schedule II--Valuation and Qualifying Accounts...........................  F-34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Crossing Holdings Ltd.:

  We have audited the accompanying consolidated balance sheets of Global Crossing Holdings Ltd. (a Bermuda company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity, cash flows and comprehensive income for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Crossing Holdings Ltd. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.

  As explained in the Notes to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         /s/ Arthur Andersen
_____________________________________
           Arthur Andersen

Hamilton, Bermuda
February 23, 2000

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                             December 31, 1999 December 31, 1998
                                             ----------------- -----------------
ASSETS:
 Current assets:
  Cash and cash equivalents.................    $1,613,995        $  803,427
  Restricted cash and cash equivalents......        17,092            77,190
  Accounts receivable, net..................       477,594            71,195
  Other assets and prepaid costs............       201,779            30,526
                                                ----------        ----------
 Total current assets......................      2,310,460           982,338
  Restricted cash and cash equivalents......       138,118           367,600
  Accounts receivable.......................        44,837            43,315
  Capacity available for sale...............            --           574,849
  Property and equipment, net...............     3,336,895           433,707
  Goodwill and intangibles, net.............     1,971,357               --
  Investment in and advances to/from
  affiliates, net..........................        274,692           177,334
 Other assets..............................        245,414            65,757
                                                ----------        ----------
 Total assets..............................     $8,321,773        $2,644,900
                                                ==========        ==========
LIABILITIES:
  Current liabilities:
  Accrued construction costs................    $  275,361        $  129,081
  Accounts payable..........................       171,104            26,335
  Accrued liabilities.......................       240,605             2,018
  Accrued interest and preferred dividends..        35,828            14,428
  Deferred revenue..........................       116,950            44,197
  Income taxes payable......................        48,117            15,604
  Current portion of long term debt.........           --              6,393
  Other current liabilities.................       193,682            14,572
                                                ----------        ----------
  Total current liabilities.................     1,081,647           252,628
  Long-term debt............................     3,460,546         1,066,093
  Deferred revenue..........................       350,319            25,325
  Deferred credits and other................       307,702            34,174
                                                ----------        ----------
 Total liabilities.........................      5,200,214         1,378,220
                                                ----------        ----------
MINORITY INTEREST..........................        351,338               --
                                                ----------        ----------
MANDATORILY REDEEMABLE PREFERRED STOCK:
 10 1/2% Mandatorily Redeemable Preferred
  Stock, 5,000,000 shares issued and
  outstanding as of December 31, 1999 and
  1998, $100 liquidation preference per
  share....................................        485,947           483,000
                                                ----------        ----------
SHAREHOLDER'S EQUITY:
 Common stock, par value $.01, 1,200,000
  shares issued and outstanding as of
  December 31, 1999 and 1998...............             12                12
 Additional paid-in capital and other
  shareholder's equity.....................      2,406,126           832,943
 Accumulated deficit.......................       (121,864)          (49,275)
                                                ----------        ----------
                                                 2,284,274           783,680
                                                ----------        ----------
  Total liabilities and shareholder's
  equity...................................     $8,321,773        $2,644,900
                                                ==========        ==========

                            See accompanying notes.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                 Period from
                                                                March 19, 1997
                            Year Ended        Year Ended     (Date of Inception)
                         December 31, 1999 December 31, 1998 to December 31, 1997
                         ----------------- ----------------- --------------------
REVENUE.................     $ 945,110         $419,866            $    --
                             ---------         --------            --------
EXPENSES:
 Cost of sales..........       527,397          178,492                 --
 Operations,
  administration and
  maintenance...........        68,885           18,056                 --
 Sales and marketing....        59,420           26,194               1,366
 Network development....        26,018           10,962                  78
 General and
  administrative........        78,635           15,178               1,618
 Stock related expense..        21,966           10,340                 --
 Depreciation and
  amortization..........        44,115              541                  39
 Goodwill and
  intangibles
  amortization..........        26,362              --                  --
 Termination of advisory
  services agreement....           --           139,669                 --
                             ---------         --------            --------
                               852,798          399,432               3,101
                             ---------         --------            --------
OPERATING INCOME........        92,312           20,434              (3,101)
EQUITY IN INCOME (LOSS)
 OF AFFILIATES..........        10,755           (2,508)                --
MINORITY INTEREST.......        (1,338)             --                  --
OTHER INCOME (EXPENSE):
 Interest income........        65,193           28,615               2,941
 Interest expense.......      (118,881)         (42,880)                --
 Other expense, net.....       (25,949)             --                  --
                             ---------         --------            --------
INCOME BEFORE PROVISION
 FOR INCOME TAXES,
 EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE..............        22,092            3,661                (160)
 Provision for income
  taxes.................       (34,290)         (33,067)                --
                             ---------         --------            --------
LOSS BEFORE
 EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE..............       (12,198)         (29,406)               (160)
 Extraordinary loss on
  retirement of debt....       (45,681)         (19,709)                --
                             ---------         --------            --------
LOSS BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE...       (57,879)         (49,115)               (160)
 Cumulative effect of
  change in accounting
  principle, net of
  income tax benefit of
  $1,400................       (14,710)             --                  --
                             ---------         --------            --------
NET LOSS................       (72,589)         (49,115)               (160)
 Preferred stock
  dividends.............       (55,400)         (12,681)            (12,690)
 Redemption of preferred
  stock.................           --           (34,140)                --
                             ---------         --------            --------
LOSS APPLICABLE TO
 COMMON SHAREHOLDER.....     $(127,989)        $(95,936)           $(12,850)
                             =========         ========            ========

                            See accompanying notes.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)

                            Common Stock         Other Shareholder's Equity
                          ---------------- --------------------------------------
                                                                                                   Total
                                              Additional      Unearned             Accumulated Shareholder's
                           Shares   Amount Paid- in Capital Compensation  Other      Deficit      Equity
                          --------- ------ ---------------- ------------ --------  ----------- -------------
Issuance of common stock
 for cash in March 19,
 1997 (Date of
 Inception).............  1,200,000  $12      $      --       $    --    $    --    $     --    $       12
Preferred stock
 dividends..............        --   --          (12,690)          --         --          --       (12,690)
Contribution of
 investment in
 subsidiary originally
 held by Global Crossing
 Ltd ...................        --   --           86,959           --         --          --        86,959
 Net loss for the
  period................        --   --              --            --         --         (160)        (160)
                          ---------  ---      ----------      --------   --------   ---------   ----------
Balance, December 31,
 1997...................  1,200,000   12          74,269           --         --         (160)      74,121
 Cash reimbursement to
  Global Crossing Ltd. .        --   --           (7,047)          --         --          --        (7,047)
 Unearned compensation..        --   --           31,707       (31,707)       --          --           --
 Amortization of
  compensation expense..        --   --              --         10,340        --          --        10,340
 Global Crossing Ltd.
  common stock and PCG
  Warrants issued in
  exchange for project
  rights................        --   --          275,298           --         --          --       275,298
 Global Crossing Ltd.
  common stock issued in
  exchange for
  termination of
  Advisory Services
  Agreement.............        --   --          135,000           --         --          --       135,000
 Preferred stock
  dividends.............        --   --          (12,681)          --         --          --       (12,681)
 Premium on redemption
  of preferred stock....        --   --          (34,140)          --         --          --       (34,140)
 Cash contribution from
  Global Crossing Ltd. .        --   --          392,671           --         --          --       392,671
 Assumption of debt of
  Global Crossing Ltd. .        --   --          (15,055)          --         --          --       (15,055)
 Contribution of
  investment in
  subsidiary originally
  held by Global
  Crossing Ltd. ........        --   --           11,493           --         --          --        11,493
 Contribution of related
  party receivable from
  Global Crossing Ltd. .        --   --            2,795           --         --          --         2,795
 Net loss...............        --   --              --            --         --      (49,115)     (49,115)
                          ---------  ---      ----------      --------   --------   ---------   ----------
 Balance, December 31,
  1998..................  1,200,000   12         854,310       (21,367)       --      (49,275)     783,680
 Unearned compensation..        --   --           34,869       (34,869)       --          --           --
 Amortization of
  compensation expense..        --   --              --         21,966        --          --        21,966
 Preferred stock
  dividends.............        --   --          (55,400)          --         --          --       (55,400)
 Contribution of non-
  compete rights by
  Global
  Crossing Ltd..........        --   --           20,000           --         --          --        20,000
 Cash contribution from
  Global Crossing Ltd. .        --   --        1,606,948           --         --          --     1,606,948
 Foreign currency
  translation
  adjustment............        --   --              --            --     (20,331)        --       (20,331)
 Net loss...............        --   --              --            --         --      (72,589)     (72,589)
                          ---------  ---      ----------      --------   --------   ---------   ----------
 Balance, December 31,
  1999..................  1,200,000  $12      $2,460,727      $(34,270)  $(20,331)  $(121,864)  $2,284,274
                          =========  ===      ==========      ========   ========   =========   ==========

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Period From
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES:
 Net loss...............     $  (72,589)        $ (49,115)          $   (160)
 Adjustments to
  reconcile net loss to
  net cash provided by
  operating activities:
 Extraordinary loss on
  retirement of senior
  notes.................         45,681            19,709                --
 Cumulative effect of
  change in accounting
  principle.............         14,710               --                 --
 Stock related expenses.         21,966            10,340                --
 Termination of advisory
  services agreement....            --            137,795                --
 Equity in (income) loss
  of affiliates.........        (10,755)            2,508                --
 Depreciation and
  amortization..........         70,477               541                 39
 Provision for doubtful
  accounts..............         25,002             4,233                --
 Deferred income taxes..          2,254             9,654                --
 Capacity available for
  sale excluding cash
  expenditures for
  investing activities..            --            123,329            (21,200)
 Other..................        (13,585)              --                 --
 Changes in operating
  assets and
  liabilities...........        320,176           (50,244)            26,442
                             ----------         ---------           --------
  Net cash provided by
   operating activities.        403,337           208,750              5,121
                             ----------         ---------           --------
CASH FLOWS USED IN
 INVESTING ACTIVITIES:
 Cash paid for property
  and equipment and
  construction in
  progress and capacity
  available for sale....     (1,423,662)         (413,996)          (428,743)
 Acquisitions, net of
  cash acquired.........     (2,473,650)              --                 --
 Investments in and
  advances to
  affiliates............       (162,952)          (16,701)               --
                             ----------         ---------           --------
  Net cash used in
   investing activities.     (4,060,264)         (430,697)          (428,743)
                             ----------         ---------           --------
CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES:
 Proceeds from issuance
  of common stock, net..            --            404,164             73,736
 Proceeds from issuance
  of preferred stock,
  net...................            --            483,000             92,470
 Proceeds from issuance
  of senior notes.......      2,000,000           796,495            150,000
 Proceeds from long-term
  debt..................      3,544,083           290,556            162,325
 Repayment of long-term
  debt..................     (3,125,484)         (191,945)               --
 Retirement of 1997
  issued senior notes...            --           (159,750)               --
 Redemption of 1997
  issued preferred
  stock.................            --           (134,372)               --
 Finance costs incurred.       (142,232)          (37,665)           (28,181)
 Cash Contributions from
  Global Crossing Ltd. .      1,606,948               --                 --
 Cash reimbursement to
  certain shareholders..            --             (7,047)               --
 Minority interest
  investment in
  subsidiary............        350,000               --                 --
 Preferred dividends....        (55,400)              --                 --
 (Increase) decrease in
  restricted cash and
  cash equivalents......        289,580          (419,515)           (25,275)
                             ----------         ---------           --------
  Net cash provided by
   financing activities.      4,467,495         1,023,921            425,075
                             ----------         ---------           --------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.......        810,568           801,974              1,453
CASH AND CASH
 EQUIVALENTS, beginning
 of period..............        803,427             1,453                --
                             ----------         ---------           --------
CASH AND CASH
 EQUIVALENTS, end of
 period.................     $1,613,995         $ 803,427           $  1,453
                             ==========         =========           ========

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                 (In thousands)

                                                                  Period From
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
SUPPLEMENTAL INFORMATION
 ON NON-CASH FINANCING
 ACTIVITIES:
 Common stock issued to
  holders of preferred
  stock.................     $      --          $     --            $ 13,325
                             ==========         =========           ========
SUPPLEMENTAL INFORMATION
 ON NON-CASH INVESTING
 ACTIVITIES:
 Purchases of property,
  plant and equipment
  and costs incurred for
  construction in
  progress and capacity
  available for sale....     $1,550,876         $ 607,865           $497,319
 Increase in accrued
  construction costs....       (119,405)          (77,077)           (52,414)
 Increase in accrued
  interest..............            --             (8,412)            (1,641)
 Amortization of
  deferred finance
  costs.................         (7,809)           (7,883)            (2,223)
 (Increase) decrease in
  obligations under
  capital leases........            --             11,660            (12,298)
 PCG Warrants...........            --           (112,157)               --
                             ----------         ---------           --------
 Cash paid for property,
  plant and equipment,
  construction in
  progress and capacity
  available for sale....     $1,423,662         $ 413,996           $428,743
                             ==========         =========           ========
 Non-cash purchases of
  property and
  equipment.............     $   38,300         $     --            $    --
                             ==========         =========           ========
 Transfer of capacity
  available for sale to
  property and
  equipment.............     $  574,849         $     --            $    --
                             ==========         =========           ========
 Contribution of non-
  compete rights from
  Global Crossing Ltd. .     $   20,000         $     --            $    --
                             ==========         =========           ========
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION:
 Changes in operating
  assets and
  liabilities:
 Accounts receivable....     $ (259,577)        $(118,743)          $    --
 Other current assets...        (49,237)          (54,951)            (1,032)
 Deferred revenue.......        311,802            64,197              5,325
 Accounts payable and
  accrued liabilities...        225,480            26,095              1,249
 Income taxes payable...         17,329            15,604                --
 Obligations under
  inland services
  agreement.............        (21,992)           17,554             20,900
 Deferred credits and
  other.................         96,371               --                 --
                             ----------         ---------           --------
                             $  320,176         $ (50,244)          $ 26,442
                             ==========         =========           ========
 Detail of acquisitions:
 Net cash paid for
  acquisitions..........     $2,473,650         $     --            $    --
 Cash acquired in
  acquisitions..........         47,122               --                 --
                             ----------         ---------           --------
 Cash paid for
  acquisition, including
  transaction fees......     $2,520,772         $     --            $    --
                             ==========         =========           ========
 Investments in
  Affiliates:
 Cost of investments in
  affiliates............     $ (161,337)        $(179,842)          $    --
 PCG Warrants...........            --            163,141                --
                             ==========         =========           ========
                             $ (161,337)        $ (16,701)          $    --
                             ==========         =========           ========
 Cash paid for interest
  and income taxes:
 Interest paid and
  capitalized...........     $  199,105         $  39,424           $  8,136
                             ==========         =========           ========
 Interest paid (net of
  capitalized interest).     $  131,734         $  33,854           $    --
                             ==========         =========           ========
 Cash paid for taxes....     $   14,589         $   7,809           $    --
                             ==========         =========           ========

                            See accompanying notes.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                Period from
                                                               March 19, 1997
                           Year Ended        Year Ended     (Date of Inception)
                        December 31, 1999 December 31, 1998 to December 31, 1997
                        ----------------- ----------------- --------------------
Net loss...............     $(72,589)         $(49,115)            $(160)
 Foreign currency
  translation
  adjustment...........      (20,331)              --                --
                            --------          --------             -----
Comprehensive loss.....     $(92,920)         $(49,115)            $(160)
                            ========          ========             =====





                            See accompanying notes.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION

  Global Crossing Holdings Ltd., a Bermuda company ("GCH", and together with its consolidated subsidiaries, the "Company"), is a wholly owned subsidiary of Global Crossing Ltd. ("GCL" and, together with its consolidated subsidiaries, "Global Crossing"). GCL is building and offering services over the world's first independent global fiber optic network, consisting of 101,000 announced route miles and serving five continents, 27 countries and more than 200 major cities. Upon completion of Global Crossing's currently announced systems, Global Crossing's network and Global Crossing's telecommunications and Internet product offerings will be available in markets constituting over 80% of the world's international communications traffic.

  Global Crossing's strategy is to be the premier provider of global broadband Internet Protocol ("IP") and data services for both wholesale and retail customers. Global Crossing is building a state-of-the-art fiber optic network that management believes to be of unprecedented global scope and scale to serve as the backbone for this strategy. Management believes that Global Crossing's network will enable it to be the low cost service provider in most of its addressable markets.

  GCH owns substantially all of Global Crossing's operating assets except for the assets acquired by Global Crossing in its merger with Frontier Corporation, consisting primarily of incumbent local exchange and other telecommunications activities conducted in North America and the complex Web hosting business of its GlobalCenter Inc. subsidiary. GCH serves as a holding company for its subsidiaries' operations, including Global Marine Systems (acquired July 2, 1999) and Racal Telecom (acquired November 24, 1999).

2. SIGNIFICANT ACCOUNTING POLICIES

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

 a) Principles of Consolidation

  The consolidated financial statements include the accounts of GCH and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

  As described in Note 3, the Company completed the acquisitions of Global Marine Systems and Racal Telecom during 1999. These acquisitions have had an impact on the comparability of the Company's financial statements. To assist the reader of these financial statements and related notes, the Company has disclosed certain financial information in Note 3 including the pro forma impact of these acquisitions.

 b) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates.

  The Company's operations and ability to grow may be affected by numerous factors, including changes in customer requirements, new laws and governmental regulations and policies, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

 c) Development Stage Company

  The Company was in its development stage until May 1998 when the United States to United Kingdom segment of the AC-1 system was placed into service, and the Company began generating significant amounts of revenue.

 d) Revenue Recognition

 Services

  Revenue recognized as services, including sales of capacity under operating type leases, are provided, net of an estimate for uncollectible accounts. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

 Sales-Type Leases

  Revenue from Capacity Purchase Agreements ("CPAs") that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance ("OA&M") costs and (iii) the segment of a system related to the capacity purchased is available for service. Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price which have been included as deferred revenue in the accompanying consolidated balance sheets.

  Prior to July 1, 1999, substantially all CPAs were treated as sales-type leases as described in Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"). On July 1, 1999, the Company adopted Financial Accounting Standards Board Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which requires prospective transactions to meet the criteria set forth in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") to qualify for sales-type lease accounting. Since sales of terrestrial capacity did not meet the new criteria, the terrestrial portion of CPAs executed subsequent to June 30, 1999 were recognized over the terms of the contracts, as services.

 Percentage-of-Completion

  Revenues and estimated profits under long-term contracts for undersea telecommunication installation by Global Marine Systems are recognized under the percentage-of-completion method of accounting.

 e) Cost of Sales

 Services

  Costs of the network relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

 Sales-Type Leases

  Prior to October 1, 1999, the effective date of GCL's merger with Frontier Corporation ("Frontier"), cost of sales for subsea circuits was calculated based on the ratio of capacity revenue recognized in the period to total

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES expected capacity revenue over the life of the network system, multiplied by the total remaining costs of constructing the network system. This calculation of cost of sales matches costs with the value of each sale relative to total expected revenue. Until the entire system was completed, for purposes of calculating cost of sales, the total system costs incurred included an estimate of remaining costs to be incurred to complete the entire system plus the cost of system upgrades that management had the intent and ability to complete, provided the need for such upgrades was supported by a third party consultant's independent revenue forecast.

  Beginning October 1, 1999, the Company initiated service contract accounting and therefore began depreciating all of its systems; however, certain contracts still qualified for sales-type lease accounting. For these transactions, the Company's policy provided for recording cost of sales in the period in which the related revenue was recognized, in addition to the depreciation charge described below (see Property and Equipment and Construction in Progress). Under service contract accounting, the amount charged to cost of sales relating to subsea capacity was calculated by determining the estimated net book value of the specific subsea capacity at the time of the sale. The estimated book value includes expected costs of capacity the Company has the intent and ability to add through upgrades of that system, provided the need for such upgrades is supported by a third-party consultant's independent revenue forecast.

 f) Commissions and Advisory Services Fees

  The Company's policy is to record sales commissions and advisory fee expenses and related payables upon the recognition of revenue so as to appropriately match these costs with the related revenue. Under the Advisory Services Agreement ("ASA"), which was terminated by December 31, 1998, the Company paid PCG Telecom Services LLC ("PCG Telecom") and its affiliates 2% of revenue for advisory services performed. Under the Sales Agency Agreement, the Company paid Tyco Submarine Systems Ltd. ("TSSL") a commission based on a percentage of revenue from the sale of capacity on certain of the Company's systems.

 g) Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long Term)

  The Company considers cash in banks and short term highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost which approximates fair value.

 h) Property and Equipment and Construction in Progress

  Property and equipment, which includes capitalized leases, are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a segment's completion are reflected as construction in progress in the accompanying consolidated balance sheets and recorded as property and equipment at the date each segment of the applicable system becomes operational.

  Construction in progress includes direct expenditures for construction of network systems and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; and amortized finance costs incurred during the construction phase. Once it is probable that a cable system will be constructed, costs directly identifiable with the cable system under development are capitalized. Costs relating to the evaluation of new projects incurred prior to the date the development of the network system becomes probable are expensed as incurred.

  In connection with the construction of the Global Crossing network, the Company has entered into various agreements to sell or exchange dark fiber, ducts, rights of ways, and certain capacity. These non-monetary exchanges are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  Interest incurred, which includes the amortization of deferred finance fees and issuance discount ("interest cost"), are capitalized to construction in progress. Total interest cost incurred and interest capitalized to construction in progress during the periods presented were:

                                                                   For the period
                                                                   March 31, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
                                                 (In thousands)
   Interest cost incurred..     $186,252           $92,813             $9,777
                                ========           =======             ======
   Interest cost
    capitalized to
    construction in
    progress...............     $ 67,371           $49,933             $9,777
                                ========           =======             ======

  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. Estimated useful lives are as follows:

     Buildings...................................................... 10-40 years
     Leasehold improvements.........................................  2-25 years
     Furniture, fixtures and equipment..............................  2-30 years
     Transmission equipment.........................................  3-25 years

  Beginning October 1, 1999, the Company commenced service contract accounting. Carrying amounts related to completed subsea systems were reclassified from capacity available for sale to depreciable assets, and are being depreciated over their remaining economic useful lives.

  When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts, and resulting gains or losses are reflected in the determination of current net income.

  The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

 i) Goodwill and Intangibles

  Costs in excess of net assets of acquired businesses are amortized on the straight-line method over 3 to 25 years. In cases where undiscounted expected future cash flows are less than the carrying value, the impairment loss would be included in the determination of current net income. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted operating income over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable.

 j) Deferred Finance Costs

  Costs incurred to obtain financing through the issuance of senior notes and long-term debt have been reflected as an asset included in other assets in the accompanying consolidated balance sheets. Costs incurred to

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES obtain financing through the issuance of preferred stock have been reflected as a reduction in the carrying value of the issued preferred stock. The financing costs relating to the debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation. In 1998, certain preferred stock was redeemed at which time the remaining balance of unamortized discount and offering costs was charged against additional paid-in capital. In 1999 and 1998, certain long-term debt was extinguished, at which time the remaining balance of unamortized discount and offering costs was written off and included in extraordinary loss on retirement of debt.

  During the construction period, the amortized portion of deferred financing costs relating to the senior notes and the long-term debt are included in construction in progress as a component of interest capitalized or recorded as interest expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost." The amortized portion of the deferred financing costs relating to the preferred stock is included as a component of preferred stock dividends.

 k) Investments

  Investments in which the Company does not have significant influence or in which the Company holds an ownership interest of less than 20% are recorded using the cost method of accounting. The equity method of accounting is applied for investments in affiliates, if the Company owns an aggregate of 20% to 50% of the affiliate and if the Company exercises significant influence over the affiliate. The equity method is also applied for entities in which the Company's ownership is in excess of 50% but over which the Company is unable to exercise effective control. If the Company holds more than 50% of the ownership and is able to exercise effective control, the owned entity's financial statements and the appropriate deductions for minority interest are included in the accompanying consolidated financial statements.

 l) Financial Instruments

  The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and foreign currency exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. Accordingly, they are presented on the accompanying consolidated balance sheet at their carrying values, which approximates their fair values. Fair values are based on market quotes, current interest rates or management estimates, as appropriate.

  The Company has entered into forward currency contracts, hedging the exchange risk on committed foreign currency transactions. Gains and losses on these contracts are recognized at the time the underlying transaction is completed.

 m) Income Taxes

  The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the enacted tax laws.

 n) Net Loss Per Share

  Since the Company is a wholly-owned subsidiary of GCL, per share and quarterly per share information is not presented.

 o) Effect of Foreign Currencies

  For those subsidiaries using the U.S. Dollar as their functional currency, transaction loss is recorded in the accompanying consolidated statements of operations. The Company's foreign transaction loss was $26.9 million for the year ended December 31, 1999. The effect of foreign currency transactions in all periods prior to the year ended December 31, 1999 was immaterial.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  For those subsidiaries not using the U.S. Dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. For the year ended December 31, 1999, the Company incurred a foreign currency translation loss of $20.3 million. For all periods prior to December 31, 1999, the translation adjustments were immaterial.

 p) Stock Option Plan

  Employees of the Company participate in the stock option plan of GCL, and the Company is allocated its applicable share of stock related compensation. GCL accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options.

 q) Concentration of Credit Risk

  The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customer's financial condition. As of and for the year ended December 31, 1999, two customers represented 17% and 26% of the Company's receivables and revenue, respectively.

 r) Change in Accounting Policy

  The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") in the first quarter of 1999. Accordingly, a one-time charge of $15 million (net of tax benefit), representing start-up costs incurred and capitalized during previous periods, was charged against net income.

 s) Pending Accounting Standards

  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133", which deferred SFAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The impact of the adoption of this standard has not been quantified.

 t) Reclassifications

  Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

3. MERGERS AND ACQUISITIONS

  The following mergers and acquisitions occurred during 1999 and have been accounted for in the accompanying consolidated financial statements under the purchase method of accounting for business combinations. The purchase price was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

 Global Marine Systems Acquisition

  On July 2, 1999, the Company acquired the Global Marine business of Cable & Wireless Plc for approximately $908 million, consisting of a combination of cash and assumed indebtedness. This resulted in an excess of purchase price over net assets acquired of $693 million, which was allocated to goodwill and other intangible assets and are being amortized on the straight-line method over 3-25 years. Global Marine Systems provides services, including maintenance under a number of long-term contracts, to cables built by carriers and is the world's largest undersea cable installation and maintenance company. The Company initially financed the acquisition with committed bank financing in the amount of $600 million and the remainder with cash on hand.

 Racal Telecom Acquisition

  On November 24, 1999, the Company acquired Racal Telecom for approximately $1.6 billion in cash. The Company entered into a (Pounds)675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition. The excess of purchase price over net assets acquired of $1.6 billion was allocated to goodwill and is being amortized on the straight-line method over 6-25 years. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom. For accounting purposes, the acquisition is deemed to have occurred as of the close of business on November 30, 1999.

 Asia Global Crossing

  On November 24, 1999, the Asia Global Crossing joint venture was established. In exchange for a majority interest, the Company contributed to the joint venture its development rights in East Asia Crossing ("EAC") and its 58% interest in Pacific Crossing ("PC-1"). Softbank Corp. and Microsoft Corporation each contributed $175 million in cash to Asia Global Crossing. In addition, Softbank and Microsoft committed to make a total of at least $200 million in capacity purchases on our network over a three-year period, expected to be utilized primarily on PC-1 and EAC. Softbank and Microsoft have also agreed to use Asia Global Crossing's network in the region, subject to specified conditions. Minority interest of $351 million was recorded in 1999 in connection with this joint venture.

 Hutchison Global Crossing

  On November 15, 1999, GCL entered into an agreement with Hutchison Whampoa Limited ("Hutchison") to form a joint venture called Hutchison Global Crossing, which began operations on January 12, 2000. The joint venture is owned in equal parts by Global Crossing and Hutchison. In exchange for its 50 percent interest, Global Crossing will contribute certain assets and services to the joint venture and, in January 2000, issued to Hutchison $400 million aggregate liquidation preference of GCL's 6 3/8% cumulative convertible preferred stock, series B, convertible into GCL common stock.

  The initial purchase price allocations for the 1999 business combinations are based on current estimates. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate.

  The following unaudited pro forma condensed combined financial information of the Company, Global Marine Systems, Racal Telecom and the Hutchison Global Crossing joint venture demonstrates the results of operations had the merger and acquisitions related transactions been completed at the beginning of the periods presented.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                              (unaudited)
                                                            (In thousands)
   Revenue.............................................  $1,424,628  $1,049,963
                                                         ==========  ==========
   Net loss before extraordinary items and cumulative
    effect of change in accounting principles..........  $ (245,757) $ (261,640)
                                                         ==========  ==========
   Net loss............................................  $ (306,148) $ (281,349)
                                                         ==========  ==========
   Loss applicable to common shareholder before
    extraordinary items and cumulative effect of change
    in accounting principles...........................  $ (326,294) $ (333,961)
                                                         ==========  ==========
   Loss applicable to common shareholder...............  $ (386,685) $ (353,670)
                                                         ==========  ==========

4. RESTRICTED CASH AND CASH EQUIVALENTS

  Current and long term restricted cash and cash equivalents include the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
   Funds restricted for PC-1 construction................... $138,118  $231,790
   Funds restricted under the AC-1 Credit Facility..........      --     89,000
   Funds restricted for MAC construction....................      --     65,000
   Funding for future interest on senior notes..............      --     38,000
   Other....................................................   17,092    21,000
                                                             --------  --------
                                                             $155,210  $444,790
                                                             ========  ========

5. ACCOUNTS RECEIVABLE

  Current and long term accounts receivable are comprised of:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
   Accounts receivable...................................... $551,299  $118,743
   Allowance for doubtful accounts..........................  (28,868)   (4,233)
                                                             --------  --------
   Accounts receivable, net................................. $522,431  $114,510
                                                             ========  ========

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Land................................................... $      199  $    --
   Buildings..............................................     21,755       --
   Leasehold improvements.................................     29,096       774
   Furniture, fixtures and equipment......................    493,945     5,306
   Transmission equipment.................................    968,972       --
                                                           ----------  --------
                                                            1,513,967     6,080
   Accumulated depreciation...............................   (44,695)      (580)
                                                           ----------  --------
                                                            1,469,272     5,500
   Construction in progress...............................  1,867,623   428,207
                                                           ----------  --------
   Total property and equipment, net...................... $3,336,895  $433,707
                                                           ==========  ========

  Depreciation and amortization expense for the year ended December 31, 1999 was approximately $44 million. Depreciation expense for December 31, 1998 and for the period ended March 19, 1997 (date of inception) to December 31, 1997 was insignificant.

7. GOODWILL AND INTANGIBLES

  The Company acquired two companies in 1999 as described in Note 3. All companies acquired have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

  Goodwill and intangibles are as follows:

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Goodwill and intangibles............................... $1,997,719  $    --
   Accumulated amortization...............................    (26,362)      --
                                                           ----------  --------
   Goodwill and intangibles, net.......................... $1,971,357  $    --
                                                           ==========  ========

8. INVESTMENT IN AND ADVANCES TO/FROM AFFILIATES

 Investment in Pacific Crossing Ltd. ("PCL")

  In April 1998, the Company entered into a joint venture to construct the PC-1 cable system which is owned and operated by PCL. The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest.

 Investment in Global Access Ltd.

  In December 1998, the Company entered into a joint venture, Global Access Ltd., to construct and operate GAL, a terrestrial cable system connecting Tokyo, Osaka and Nagoya with PC-1. The Company has a 49% interest in Global Access Ltd.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  The Company's investments in PCL and GAL are accounted for as interest in affiliates under the equity method because the Company is not able to exercise effective control over their operations.

  The Company's investment in affiliates consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
   Investment in Pacific Crossing Ltd....................... $266,068  $160,639
   Investment in Global Access Ltd..........................   22,693    16,695
   Other investments and advances to/from affiliates........  (14,069)      --
                                                             --------  --------
   Investment in and advances to/from affiliates............ $274,692  $177,334
                                                             ========  ========

9. TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The provision for income taxes is comprised of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                               (In thousands)
   Current.................................................... $38,234  $23,413
   Deferred...................................................  (3,944)   9,654
                                                               -------  -------
   Total income tax expense................................... $34,290  $33,067
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

  The following is a summary of the significant items giving rise to components of the Company's deferred tax assets and liabilities:

                                                    December 31,
                                      -----------------------------------------
                                             1999                  1998
                                      -------------------- --------------------
                                      Assets   Liabilities  Assets  Liabilities
                                      -------  ----------- -------- -----------
                                        (In thousands)        (In thousands)
   Bad debt reserve.................. $   671   $    --    $    --   $    --
   Depreciation......................     --     (40,162)       --     (4,042)
   Basis adjustment to purchased
    companies........................     --     (32,882)       --        --
   Deferred and stock related
    compensation.....................   1,673        --         504       --
   Other.............................  20,852    (21,145)       --     (6,116)
                                      -------   --------   --------  --------
                                       23,196    (94,189)       504   (10,158)
   Valuation allowance............... (15,500)       --         --        --
                                      -------   --------   --------  --------
                                      $ 7,696   $(94,189)  $    504  $(10,158)
                                      =======   ========   ========  ========

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  The Company established a valuation allowance of $16 million as of December 31, 1999. The valuation allowance was established to offset tax benefits recorded by subsidiaries in various jurisdictions that have no previous operating history. A valuation allowance is necessary until such time as the Company can quantify any potential tax attributes related to the operating losses and the realizability of such potential attributes.

10. LONG-TERM DEBT

  Outstanding debt consists of the following:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (In thousands)
   9 1/2% Senior Notes due 2009......................... $1,100,000  $      --
   9 1/8% Senior Notes due 2006.........................    900,000         --
   9 5/8% Senior Notes due 2008.........................    800,000     800,000
   Racal Telecom Term Loan A............................    646,130         --
   AC-1 Credit Facility.................................        --      266,799
   Other................................................     48,460       9,192
                                                         ----------  ----------
   Total debt...........................................  3,494,590   1,075,991
   Less: discount on long-term debt, net................    (34,044)     (3,505)
   Less: current portion of long-term debt..............        --       (6,393)
                                                         ----------  ----------
   Long-term debt....................................... $3,460,546  $1,066,093
                                                         ==========  ==========


  Maturities of long-term debt are as follows (in thousands):

     Year Ending December 31,
     2000.......................................................... $      --
     2001..........................................................     48,460
     2002..........................................................        --
     2003..........................................................        --
     2004..........................................................     97,000
     Thereafter....................................................  3,315,086
                                                                    ----------
     Total......................................................... $3,460,546
                                                                    ==========

 Senior Notes

  On November 12, 1999, GCH issued two series of senior unsecured notes ("New Senior Notes"). The 9 1/8% senior notes are due November 15, 2006 with a face value of $900 million and the 9 1/2% senior notes are due November 15, 2009 with a face value of $1.1 billion. The New Senior Notes are guaranteed by GCL. Interest will be paid on the notes on May 15 and November 15 of each year, beginning on May 15, 2000.

  On May 18, 1998, GCH issued 9 5/8% senior notes due May 15, 2008, with a face value of $800 million ("9 5/8% Senior Notes"). The 9 5/8% Senior Notes are guaranteed by GCL. Interest will be paid on the notes on May 15 and November 15 of each year.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  The 12% senior notes issued by Global Telesystems Holdings Ltd. ("GTH"), now known as Atlantic Crossing Holdings Ltd., with a face value of $150 million, due March 31, 2004 ("Old Senior Notes"), were repurchased in May 1998 with the proceeds from the issuance of the 9 5/8% Senior Notes. The Company recognized an extraordinary loss of approximately $20 million on repurchase comprised of a premium of approximately $10 million and a write-off of approximately $10 million of unamortized deferred financing costs during 1998.

 Senior Secured Revolving Credit Facility

  On July 2, 1999, the Company entered into a $3 billion senior secured corporate credit facility ("Corporate Credit Facility") with several lenders. The proceeds from the Corporate Credit Facility were used to repay existing indebtedness and fund capital expenditures. The Corporate Credit Facility consisted of two term loans and a revolving credit facility, which matures on July 2, 2004. The term loans were paid in full during fiscal year 1999. The Frontier subsidiary of GCL has $649 million outstanding under the revolving credit facility as of December 31, 1999. Unused credit under this facility is approximately $351 million. Interest is payable at LIBOR plus 2.25 percent (8.44 percent at December 31, 1999).

  During 1999, the Company recognized an extraordinary loss resulting from the payoff of existing debt in connection with the issuance of the Corporate Credit Facility, comprised of a write-off of $15 million of unamortized deferred financing costs.

  On November 12, 1999, the proceeds from the issuance of the New Senior Notes were used to pay down the fixed term portion of the Corporate Credit Facility, resulting in a write-off of $31 million of unamortized deferred financing costs.

 AC-1 Credit Facility

  During 1997, the Company's wholly-owned subsidiary, Atlantic Crossing Ltd. ("ACL"), entered into a $482 million aggregate senior secured non-recourse loan facility (the "AC-1 Credit Facility") with a group of banks led by CIBC and Deutsche Bank AG, for the construction and financing costs of AC-1. The AC-1 Credit Facility was paid in full in July 1999.

 MAC Credit Facility

  During November 1998, the Company's wholly-owned subsidiary, Mid-Atlantic Crossing Ltd. ("MACL"), entered into a $260 million aggregate senior secured non-recourse loan facility (the "MAC Credit Facility"). As of December 31, 1998, the outstanding balance was $9 million. The MAC Credit Facility was paid in full in July 1999.

 Racal Telecom Term Loan A

  On November 24, 1999, the Company entered into a (Pounds)675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition of Racal Telecom of which $646 million was outstanding as of December 31, 1999. The facility consists of two term loans due November 24, 2007. Interest is payable at LIBOR plus 2.5 percent (8.44 percent at December 31, 1999).

11. OBLIGATIONS UNDER INLAND SERVICES AGREEMENT, CAPITAL LEASES AND OPERATING LEASES

  The Company has capitalized the minimum lease payment of property and equipment under leases that qualify as capital leases.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  At December 31, 1999, future minimum payments under these capital leases are as follows (in thousands) and are included in Deferred credits and other in the accompanying Consolidated Balance Sheet:

   Year Ending December 31,
   2000.............................................................. $  48,340
   2001..............................................................    42,105
   2002..............................................................    38,126
   2003..............................................................    36,486
   2004..............................................................    53,195
   Thereafter........................................................   436,580
                                                                      ---------
   Total minimum lease payments......................................   654,832
   Less: Amount representing maintenance payments....................  (133,240)
   Less: Amount representing interest................................  (272,068)
                                                                      ---------
   Present value of minimum lease payments........................... $ 249,524
                                                                      =========

  The Company has commitments under various non-cancelable operating leases.
Estimated future minimum lease payments on operating leases are approximately as follows (in thousands):

   Year Ending December 31,
   2000.............................................................. $  55,588
   2001..............................................................    36,542
   2002..............................................................    36,250
   2003..............................................................    35,526
   2004..............................................................    35,385
   Thereafter........................................................   213,473
                                                                      ---------
   Total............................................................. $ 412,764
                                                                      =========

  Rental expense for the years December 31, 1999 and 1998 and period from March 19, 1997 (Date of Inception) to December 31, 1997 is $41 million, $0.8 million and none, respectively.

12. COMMITMENTS, CONTINGENCIES AND OTHER

  As of December 31, 1999, ACL was committed under contracts with Tyco Submarine Systems Ltd. ("TSSL") for AC-1 upgrades totaling approximately $59 million and is committed under the OA&M contract with TSSL to quarterly payments, over the next eight years, totaling approximately $247 million which will be borne by the Company's customers or by the Company to the extent there is unsold capacity.

  ACL was committed to paying TSSL commissions ranging from 3% to 7% on revenue received until 2002, subject to certain reductions. The Company also had a commission sharing agreement with TSSL whereby GCL had primary responsibility for the marketing and sale of capacity of AC-1 and PC-1 and shared a percentage of commissions payable to TSSL as consideration for assuming primary responsibility for the sales effort and marketing of the Company's projects. The Sales Agency Agreement with TSSL will terminate in March 2002 with an option by the Company to extend it until March 2005. The Company provided TSSL with a notice of termination with respect to these agreements effective February 22, 2000.

  As of December 31, 1999, the Company was committed under the contracts to construct its Mid-Atlantic Crossing, Pan American Crossing, South American Crossing, Pan European Crossing and East Asia Crossing systems for future construction costs totaling approximately $2 billion.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  In addition, as of December 31, 1999, the Company was committed to make future equity contributions to PCL in the amount of $240 million.

  The Company and a number of its subsidiaries in the normal course of business are party to a number of judicial, regulatory and administrative proceedings. The Company's management does not believe that any material liability will be imposed as a result of any of these matters.

13. PREFERRED STOCK

 10 1/2% Mandatorily Redeemable Preferred Stock

  In December 1998, GCH authorized the issuance of 7,500,000 shares of preferred stock ("GCH Preferred Stock") at a liquidation preference of $100.00 per share plus accumulated and unpaid dividends. In December 1998, 5,000,000 shares of GCH Preferred Stock were issued for $500 million in cash. The Company reserved for future issuances up to 2,500,000 shares to pay dividends. Dividends accrued as of December 31, 1999 and 1998 were $4 million. Unamortized issuance costs were $14 million and $17 million as of December 31, 1999 and 1998, respectively.

  The holders of the GCH Preferred Stock are entitled to receive cumulative, semi-annual compounding dividends at an annual rate of 10 1/2% of the $100 liquidation preference per share. At the Company's option, accrued dividends may be paid in cash or paid by issuing additional preferred stock (i.e. pay-in-kind) until June 1, 2002, at which time they must be paid in cash. As of December 31, 1999, all dividends had been paid in cash. Dividends are payable semi-annually in arrears on each June 1 and December 1. The preferred stock ranks senior to all common stock of GCH with respect to dividend rights, rights of redemption or rights on liquidation and on a parity with any future preferred stock of GCH. The preferred stock is junior in right of payment of all indebtedness of GCH and its subsidiaries. The preferred stock is non-voting unless the accumulation of unpaid dividends (or if, beginning on June 1, 2002, such dividends are not paid in cash) on the outstanding preferred stock is an amount equal to three semi-annual dividend payments.

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

  The certificate of designation governing the preferred stock imposes certain limitations on the ability of the Company to, among other things, (i) incur additional indebtedness and (ii) pay certain dividends and make certain other restricted payments and investments, which limitations are in part based upon satisfaction of tests of "consolidated cash flow," as defined.

 14% Mandatorily Redeemable Preferred Stock

  In March 1997, GTH authorized and issued 500,000 shares of preferred stock ("GTH Preferred Stock") at a liquidation preference of $1,000 per share.

  In June 1998, proceeds from the issuance of the 9 5/8% Senior Notes were used to redeem this preferred stock. The redemption resulted in a $34 million charge against additional paid-in capital comprised of a $16 million redemption premium and $18 million of unamortized discount and issuance cost on the preferred stock on the date of the redemption. The redemption premium and write-off of unamortized discount and

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES issuance costs on the preferred stock were treated as a deduction to arrive at the net loss applicable to common shareholder in the consolidated statement of operations.

  Preferred stock dividends included the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands)
     Preferred stock dividends................................. $52,500 $11,712
     Amortization of discount on preferred stock...............     --      618
     Amortization of preferred stock issuance costs............   2,900     351
                                                                ------- -------
                                                                $55,400 $12,681
                                                                ======= =======

14. FINANCIAL INSTRUMENTS

  The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable and accrued liabilities, accrued interest, obligations under inland services agreements and capital leases and long term debt approximate their fair value. The fair value of the senior notes (the New Senior Notes and 9 5/8% Senior Notes), mandatorily redeemable preferred stock, are based on market quotes and the fair values are as follows:

                              December 31, 1999          December 31, 1998
                          -------------------------- --------------------------
                          Carrying Amount Fair Value Carrying Amount Fair Value
                          --------------- ---------- --------------- ----------
                                (In thousands)             (In thousands)
Senior notes.............   $2,765,956    $2,774,250    $796,495      $834,000
Mandatorily redeemable
 preferred stock.........   $  485,947    $  498,750    $483,000      $480,000

15. STOCK OPTION PLAN

  Employees of the Company participate in the stock option plan of GCL, and the Company is therefore allocated its applicable share of stock related compensation under the plan. GCL maintains a stock option plan under which options to acquire shares may be granted to directors, officers, employees and consultants of the Company. GCL accounts for this plan under APB Opinion No. 25, under which compensation cost is recognized only to the extent that the market price of the stock exceeds the exercise price. Terms and conditions of GCL's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation Committee of GCL's Board of Directors; however, no options are exercisable more than ten years after date of grant.

  During the years ended December 31, 1999 and 1998, the Company recorded in additional paid-in capital $35 million and $32 million, respectively, of unearned compensation, relating to awards under the stock incentive plan. During the years ended December 31, 1999 and 1998, the Company recognized expense of $22 million and $10 million, respectively, of stock related compensation relating to the stock incentive plan. The remaining $34 million of unearned compensation will be recognized as follows: $14 million in 2000, $16 million in 2001 and $4 million in 2002.

  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounted for employee stock options under APB 25 and is recognizing compensation expense over the vesting period to the extent that the fair value of the stock on the date the options were granted exceeded the exercise price. Had compensation cost for the Company's stock-based compensation plans been determined

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES consistent with the SFAS 123 fair value approach, the impact on the Company's loss applicable to common shareholders and loss per share would be as follows:

                                                                    Period from
                                                                   March 19, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
                                                 (In thousands)
   Net loss applicable to
    common shareholders:
     As reported...........     $(127,989)        $(95,936)           $(12,850)
     Pro forma.............     $(166,293)        $(96,594)           $(12,850)

  Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model assuming the following weighted average assumptions used for the year ended December 31, 1999; zero dividend yield, expected volatility of 40%, weighted average risk free rate of return of 6.56% and expected life of 4 years. For the year ended December 31, 1998; zero dividend yield, expected volatility of 0% to 42%, weighted average risk free rate of return of 5.45% and expected life of 4 years.

16. EMPLOYEE BENEFIT PLANS

 401(k) Plan

  Beginning in 1998, qualified employees of the Company are offered the opportunity to participate in GCL's defined contribution retirement plan that qualifies under the provisions of Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches one-half of individual employee contributions up to a maximum level not to exceed 7.5% of the employee's compensation. The Company's contributions to the plan vest immediately.

17. RELATED PARTY TRANSACTIONS

 Transactions with Global Access Ltd. and Pacific Crossing Ltd.

  During 1999, Global Crossing entered into certain transactions with GAL and PCL to purchase $101.4 million of terrestrial and subsea capacity.

 Transactions with Pacific Capital Group and its Affiliates

  Prior to 1999, GCL entered into certain transactions with affiliates of Pacific Capital Group ("PCG"), including the acquisition of development rights to certain of the Company's fiber optic cable systems. PCG is controlled by certain officers and directors of GCL who either currently are or at one time were affiliated with PCG. During 1999, GCL subleased from PCG two suites of offices in Beverly Hills for payments aggregating approximately $287,000 over the year. In October 1999, GCL entered into a lease with North Crescent Realty V, LLC, which is managed by and affiliated with PCG, for an aggregate monthly cost of approximately $400,000. North Cresent Realty, LLC paid approximately $7.5 million to improve the property to meet GCL's specifications and was reimbursed approximately $3.2 million of this amount by GCL. GCL engaged an independent real estate consultant to review the terms of GCL's occupancy of the building, which terms were found by the consultant to be consistent with market terms and conditions and the product of an arm's length negotiation. GCL subleases approximately 12,000 square feet of the building to PCG for an aggregate monthly cost of approximately $53,000.

  In 1997, the Company paid $7 million in fees to PCG and certain of its key executives, who are shareholders of GCL, and another shareholder for services provided in respect of obtaining the AC-1 Credit Facility, Old

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

Senior Notes and the GTH Preferred Stock financing. Of the fees paid, $5 million was allocated to the AC-1 Credit Facility and Old Senior Notes and recorded as deferred finance costs, $1 million was allocated to the GCH Preferred Stock and recorded as a reduction in the carrying value of the preferred stock and $1 million was recorded as common stock issuance costs.

 Transactions with Canadian Imperial Bank of Commerce and its affiliates

  During 1999, Canadian Imperial Bank of Commerce and its affiliates ("CIBC") entered into certain financing transactions with Global Crossing. In particular, CIBC: (1) acted as an arranger for the $600 million ten-day demand note issued by Global Marine Systems in July, (2) acted as an arranger for the $3 billion senior secured credit facility entered into by GCH in July, (3) was an initial purchaser of the $2 billion aggregate principal amount of unsecured senior notes issued by GCH in November, and (4) was an initial purchaser of GCL's $650 million aggregate liquidation preference 7% cumulative convertible preferred stock issued in December. During 1999, Global Crossing paid CIBC approximately $5.6 million in fees in connection with these transactions. CIBC has a substantial beneficial ownership interest in GCL, and certain directors of GCL are employees of an affiliate of CIBC.

  In 1998, CIBC was one of the initial purchasers of the New Senior Notes and GCH Preferred Stock, a member of the PC-1 and MAC credit facility syndicates, and was also one of the underwriters of GCL's initial public offering of common stock ("IPO"). CIBC was paid $19 million in fees and credit facility interest during the year ended December 31, 1998. In 1997, Global Crossing paid CIBC approximately $25 million in fees related to the financing obtained under the Old Senior Notes, the AC-1 Credit Facility, and the issuance of the GTH Preferred Stock. Of the fees incurred, approximately $6 million related to underwriting and commitment fees pertaining to the issuance of the GTH Preferred Stock and was recorded as a reduction in the carrying value of the GTH Preferred Stock, approximately $9 million related to underwriting, commitment and advisory fees in connection with the issuance of the Old Senior Notes and approximately $10 million related to fees associated with obtaining the AC-1 Credit Facility which was recorded as deferred finance costs.

 Relationship to Ziff-Davis Inc. and Affiliates

  A director of GCL is the chairman and chief executive officer of Ziff-Davis Inc., a majority of the common stock of which is beneficially owned by Softbank Corp. Softbank is a party to the Asia Global Crossing joint venture established to provide advanced network-based telecommunications services to businesses and consumers throughout Asia. Global Crossing, which is responsible for the management and operation of the network, contributed to the venture its 57.75% share of the Pacific Crossing system and its development rights in East Asia Crossing. Softbank and Microsoft each contributed $175 million in cash to Asia Global Crossing and also committed to make a total of at least $200 million in Global Crossing Network capacity purchases over a three-year period, expected to be utilized primarily on the Pacific Crossing system and East Asia Crossing. Softbank and Microsoft also agreed to use Asia Global Crossing's network in the region. Global Crossing currently owns 93% of Asia Global Crossing, with Softbank and Microsoft each owning 3.5%. When the fair market value of Asia Global Crossing is determined to exceed $5 billion, the ownership interest of Softbank and Microsoft will increase to a maximum of 19% each at a valuation of $7.5 billion and above. The GCL director is Softbank's representative on the Asia Global Crossing board of directors. In addition, Ziff-Davis is one of the largest web-hosting customers of GCL's GlobalCenter subsidiary.

 Relationship to Hutchison Whampoa Limited

  The managing director of Hutchison was recently appointed a director of GCL. In November 1999, Hutchison and Global Crossing entered into an agreement to form a 50/50 joint venture to pursue fixed-line telecommunications and Internet opportunities in the Hong Kong Special Administrative Region, China. The

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES joint venture, the formation of which was completed in January 2000, combines Hutchison's existing territory-wide, building-to-building fixed-line fiber optic telecommunications network and certain Internet-related assets in Hong Kong with Global Crossing's international fiber optic broadband cable capacity and web hosting, Internet applications and data services. For its 50% share, Global Crossing provided to Hutchison $400 million in GCL 6 3/8% cumulative convertible preferred stock. Additionally, Global Crossing committed to contribute to the joint venture international telecommunications capacity rights on its global fiber optic network and data center related capabilities which together are valued at $350 million, as well as $50 million in cash.

 Advisory Services Agreement ("ASA")

  ACL entered into the ASA with PCG Telecom, an affiliate of PCG which is a shareholder of GCL. Under the ASA, PCG Telecom provided ACL with advice in respect of the development and maintenance of AC-1, development and implementation of marketing and pricing strategies and the preparation of business plans and budgets. As compensation for its advisory services, PCG Telecom received a 2% fee on the gross revenue of the Company over a 25 year term, subject to certain restrictions, with the first such payment to occur at the AC-1 RFS date. Advances on fees payable under the ASA were being paid to PCG Telecom at a rate of 1% on signed CPAs until the ASA was terminated, as described below. Fees paid under the ASA to PCG Telecom were shared amongst Union Labor Life Insurance Company ("ULLICO"), PCG, CIBC, and certain directors and officers of the Company, all of whom are shareholders of GCL. Effective June 1998, GCL acquired the rights under the ASA on behalf of the Company for common stock and contributed such rights to the Company as the ASA was terminated. This transaction was recorded in the consolidated financial statements as an increase in additional paid-in capital of $135 million and a charge against operations in the amount of $138 million. The $138 million is comprised of a $135 million settlement of the fees that would have been payable and the cancellation of $3 million owed to the Company under a related advance agreement. The $135 million amount was calculated by applying the 2% advisory services fee to projected future revenue and discounting the amount relating to AC-1 revenue by 12% and the amount relating to all other system's revenue by 15%. The result of this calculation was $156 million, which amount was subsequently reduced to $135 million. Both the discount rates and the ultimate valuation were determined as a result of a negotiation process including a non management director of the Company and the various persons entitled to fees under the ASA. The Company obtained a fairness opinion from an independent financial advisor in connection with this transaction. In addition, the Company incurred approximately $2 million of advisory fees prior to termination of the contract, for a total expense of $140 million for the year ended December 31, 1998.

 PCG Warrants

  PCG Warrants, issued in 1998 by GCL's predecessor, Global Crossing Ltd., LDL ("Old GCL") became exercisable upon the completion of the IPO. The PCG Warrants gave each holder the option to convert each share under warrant into a fraction of a Class B of Old GCL share based upon the ratio of the current per share valuation at the time of conversion less the per share exercise price of the warrant divided by the current per share valuation at the time of conversion multiplied by the 36,906,372 shares available under the PCG Warrants, together with a new warrant ("New PCG Warrants") to purchase the remaining fraction of such Class B share at an exercise price equal to the then current per share valuation. Prior to the IPO, the holders of the PCG Warrants exercised their warrants to acquire Class B of Old GCL shares by way of the cashless conversion and the New PCG Warrants were issued with an exercise price based on the per share valuation at the conversion date, the obligation on which were assumed by GCL.

  The Company accounted for the cashless conversion of the PCG Warrants, which occurred as of June 1998, using the current estimated per share valuation at the expected conversion date, multiplied by the number of Class B shares of Old GCL estimated to be converted in exchange for the PCG Warrants. The resulting value

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES under this calculation is approximately $213 million, which was allocated to the new systems in exchange for the PCG Warrants. In connection with the formation of PCL, the Company agreed to make available to PCL the consideration received by the Company in connection with the grant of the PCG Warrants, in addition to the $231 million cash investment made by the Company. Therefore, the Company recorded an increase in its investment in PCL in the amount of approximately $127 million and an increase in construction in progress for PAC and MAC in the amounts of approximately $50 million and $36 million, respectively, with a corresponding increase of $213 million in additional paid-in capital. The $213 million was allocated on a pro rata basis to the three projects according to the estimated cost of each system. The Company's accounting for the PCG Warrants is pursuant to Emerging Issues Task Force 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123" ("EITF 96-18"). Under EITF 96-18, the fair value of equity instruments issued for consideration other than employee services should be measured using the stock price or other measurement assumptions as of the date at which a firm commitment for performance level has been reached. The Company has recorded the estimated value of the PCG Warrants as of June 1998, since the IPO was probable at that date. The $213 million value attributed to the PCG Warrants as of June 1998 was adjusted to the actual value of $275 million on the date of the IPO based upon the $9.50 price per share of the IPO.

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

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

18. SEGMENT REPORTING

  The Company is a worldwide provider of telecommunications facilities and related services supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. The Company's reportable segments include telecommunications services and installation and maintenance services. There are other corporate related charges not attributable to a specific segment. While the Company's chief decision maker monitors the revenue streams of the various products and geographic locations, operations are managed and financial performance evaluated based on the delivery of multiple, integrated services to customers over a single network. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred to multiple revenue streams would be impractical and arbitrary.

The information below summarizes certain financial data of the Company by segment (in thousands):

                                                                    Period from
                                                                   March 19, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
   Telecommunication
    Services
    Revenue................    $  784,455        $  419,866           $    --
    Operating expenses.....       689,089           259,763              3,101
                               ----------        ----------           --------
    Operating income
     (loss)................    $   95,366        $  160,103           $ (3,101)
                               ==========        ==========           ========
    Cash paid for capital
     expenditures..........    $1,253,077        $  413,996           $428,743
                               ==========        ==========           ========
    Total assets...........    $6,802,607        $2,644,900           $572,197
                               ==========        ==========           ========
   Installation and
    Maintenance Services
    Revenue:
     Maintenance...........       $67,981        $      --            $    --
     Installation..........        92,674               --                 --
                               ----------        ----------           --------
    Total revenue..........       160,655
    Operating expenses.....       162,209               --                 --
                               ----------        ----------           --------
    Operating loss.........    $   (1,554)       $      --            $    --
                               ==========        ==========           ========
    Cash paid for capital
     expenditures..........    $  170,585        $      --            $    --
                               ==========        ==========           ========
    Total assets...........    $1,519,166        $      --            $    --
                               ==========        ==========           ========
   Corporate and Other
    Revenue................    $      --         $      --            $    --
    Operating expenses.....         1,500           139,669                --
                               ----------        ----------           --------
    Operating loss.........    $   (1,500)       $ (139,669)          $    --
                               ==========        ==========           ========
    Cash paid for capital
     expenditures..........    $      --         $      --            $    --
                               ==========        ==========           ========
    Total assets...........    $      --         $      --            $    --
                               ==========        ==========           ========
   Consolidated
    Consolidated revenue...    $  945,110        $  419,866           $    --
    Consolidated operating
     expense...............       852,798           399,432              3,101
                               ----------        ----------           --------
    Consolidated operating
     income (loss).........    $   92,312        $   20,434           $ (3,101)
                               ==========        ==========           ========
    Consolidated cash paid
     for capital
     expenditures..........    $1,423,662        $  413,996           $428,743
                               ==========        ==========           ========
    Consolidated total
     assets................    $8,321,773        $2,644,900           $572,197
                               ==========        ==========           ========

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                              1999                 1998
                                       ------------------- ---------------------
                                                Long-Lived            Long-Lived
                                       Revenue    Assets   Revenue(1) Assets(2)
                                       -------- ---------- ---------- ----------
                                                    (In thousands)
   North America
     United States.................... $277,311 $  357,285  $193,142  $   76,055
     Other............................   64,040     21,012    64,558         --
                                       -------- ----------  --------  ----------
                                        341,351    378,297   257,700      76,055
   Europe
     The Netherlands..................   89,600     92,251    46,770      82,433
     Germany..........................  145,289    204,564    36,047      30,021
     England..........................  106,815    722,462    34,777      49,081
     Other............................  244,351    291,533    44,572         --
                                       -------- ----------  --------  ----------
                                        586,055  1,310,810   162,166     161,535
   International waters...............      --   1,339,614       --      770,966
   Other..............................   17,704    308,174       --          --
                                       -------- ----------  --------  ----------
   Consolidated....................... $945,110 $3,336,895  $419,866  $1,008,556
                                       ======== ==========  ========  ==========

--------
(1) During 1998, there was one customer located in the United States that accounted for 16% of consolidated revenue, another customer located in Canada that accounted for 16% of consolidated revenue, and one customer located in the Netherlands that accounted for 11% of consolidated revenue. During 1999, there was one customer located in the United States that accounted for 11% of consolidated revenue and another customer located in Germany that accounted for 15% of consolidated revenue.
(2) Long-lived assets include property, plant and equipment as of December 31, 1999 and 1998.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The Company's unaudited quarterly results are as follows:

                                                 1999 Quarter Ended
                                     ------------------------------------------
                                     March 31 June 30  September 30 December 31
                                     -------- -------- ------------ -----------
                                                   (In thousands)
Revenue............................. $176,319 $188,459   $234,582    $ 345,750
Operating income (loss).............   63,882   53,148     26,040      (50,758)
Income (loss) before extraordinary
 item and cumulative effect of
 change in accounting principle.....   35,584   23,335     13,852      (84,969)
Net income (loss)...................   20,874   23,335     (1,013)    (115,785)
Net income (loss) applicable to
 common shareholders................ $  7,830 $  9,138   $(15,084)   $(129,873)

Significant 1999 interim events:

  On November 24, 1999, the Company acquired Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash.

  On November 12, 1999, GCH issued two series of senior unsecured notes. The 9 1/8% senior notes are due November 15, 2006 with a face value of $900 million, for net proceeds of $887 million and the 9 1/2% senior notes are due
November 15, 2009 with a face value of $1,100 million, for net proceeds of $1,084 million.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  On July 2, 1999, the Company completed its acquisition of the Global Marine Systems division of Cable & Wireless Plc for approximately $908 million in cash and assumed liabilities.

                                                1998 Quarter Ended
                                    ---------------------------------------------
                                    March 31   June 30   September 30 December 31
                                    --------  ---------  ------------ -----------
                                       (In thousands, except per share data)
Revenue...........................  $   --    $ 100,244    $116,494    $203,128
Operating income (loss)...........   (3,794)   (104,515)     44,391      84,352
Income (loss) before extraordinary
 loss.............................   (3,722)   (116,591)     26,305      64,602
Net income (loss).................   (3,722)   (136,300)     26,305      64,602
Net income (loss) applicable to
 common shareholders..............   (8,129)   (174,339)     26,305      60,227

Significant 1998 interim events:

  In December 1998, 5,000,000 shares of GCH 10 1/2% Preferred Stock were issued for proceeds of $483 million.

  In May 1998, the first segment of AC-1, the United States to United Kingdom route, was completed and commenced operations.

  During the second quarter, GCL acquired the rights from those entitled to fees payable under the advisory services agreement in consideration for the issuance of GCL common stock having an aggregate value of $135 million and the cancellation of approximately $3 million owed to the Company under a related advance agreement. As a result of this transaction, the Company recorded a non-recurring charge in the approximate amount of $138 million during the second quarter.

  Termination of Advisory Services Agreement with PCG Telecom Services LLC. In connection with the development and construction of AC-1, the Company entered into an Advisory Services Agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by us of an advisory fee of 2% of the gross revenue of ACL over a 25 year term. GCL's Board of Directors also approved similar advisory fees and authorized GCL to enter into similar agreements with respect to other cable systems under development by us. GCL has acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to such persons of shares of GCL common stock, which had at the time of issuance an aggregate value of $135 million, and the cancellation of approximately $3 million owed to us under a related advance agreement. This charge of $138 million relating to the termination of the Advisory Services Agreement was contributed to the Company and is reflected in the statement of operations for the year ended December 31, 1998. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract. In addition, the Company recognized as an expense approximately $2 million of advisory fees incurred prior to termination of the contract.

  On May 18, 1998, the Company issued 9 5/8% senior notes due May 15, 2008, with a face value of $800 million.

21. SHAREHOLDER'S EQUITY

Old GCL Common Stock and Additional Paid-in Capital

  During March 1997, Old GCL, formerly GT Parent Holdings LDC, was incorporated as an exempted limited duration company in the Cayman Islands. In March 1998, GCL, a Bermuda company, was formed as a wholly-owned subsidiary of Old GCL. At that time, Old GCL contributed its investment in Global Telesystems Holdings Ltd. ("GTH") to GCL. During April 1998, GCL formed GCH and contributed its investment in GTH to GCH upon its formation.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

  In January 1998, Old GCL effected a 100-for-1 stock split of each of its Class A, B, C and D common stock and undesignated stock and amended the par value of each share of common stock from $.0001 per share to $.000001 per share. Prior to GCL's IPO in August 1998, GCL declared a stock dividend to Old GCL resulting in Old GCL holding 1.5 shares of common stock of GCL for each share of common stock of Old GCL outstanding. Pursuant to the terms of the Articles of Association of Old GCL and prior to the Company's IPO, each holder of Class D shares of Old GCL converted such shares into a fraction of a Class E share of Old GCL based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. In addition, each holder of Class E shares of Old GCL had such Class E shares converted into Class B shares of Old GCL. Accordingly, each holder of Class D and Class E shares ultimately received Class B shares, with the warrants to purchase Class E shares received by former Class D shareholders then cancelled in exchange for warrants ("New GCL Warrants") to purchase shares of Common Stock of GCL at an exercise price equal to the IPO price of $9.50 per share.

  Subsequent to the above transaction and prior to GCL's IPO, each shareholder of Old GCL (other than CIBC) exchanged their interests in Old GCL for shares of common stock of GCL held by Old GCL at a rate of 1.5 shares of common stock of GCL for each share of common stock of Old GCL ("Old GCL Exchange"). CIBC did not participate in the above mentioned transaction and continued to maintain its ownership of GCL through Old GCL, which became a wholly owned subsidiary of CIBC.

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

  Certain of the Class B shareholders were issued a total of 66,176,400 Class D shares on March 25, 1997. Of the $34 million of proceeds received from the issuance of Class B shares, $3 million was allocated to the

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

Class D shares representing the estimated fair value of the Class D shares based on an independent valuation. Class D shares were non-voting shares which carried special preference rights on the cash distributions made by Old GCL. Class D shareholders were to receive 10% of cash distributions to common shareholders once the internal rate of return to Class C shareholders exceeded 10%, and then increasing to 20% of cash distributions to common shareholders once the internal rate of return to Class C shareholders exceeded 30%. Effective January 1998, Class D share rights were amended such that Class D shareholders received the option to convert each Class D share into one Class E share upon payment to Old GCL of $.74 per share or to a fraction of a Class E share based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. By granting to holders of the Class D shares an option to convert such shares into Class E shares, the Company obtained effective assurance that it could effect a change to a corporate structure in the event of a major equity event, such as a merger or other business combination or in the event of an IPO by GCL, of its common stock, since the holders of the Class D shares would need to exercise their options in order to participate directly in benefits of a merger or acquisition of Global Crossing or in order to obtain the benefits of any trading market for the common stock of GCL; no trading market was expected to develop for the Class D shares. The grant of the options to Class D shareholders represents an equity transaction since GCL granted these shareholders amended share rights in the form of options with new warrants. Since GCL had an accumulated deficit, the charge was made against additional paid in capital, which had no impact on the consolidated financial statements. GCL accounted for the new warrants as an equity transaction on the date the warrants were issued, which was the IPO date of August 13, 1998.

  In 1998, Old GCL issued, at a price of $0.33 per share, 900,000 Class B shares and 675,000 Class E shares. Since the estimated fair value of shares exceeded the issue price, the Company increased stock related expense and shareholders' equity by $2 million in 1998.

22. SUBSEQUENT EVENTS

 IXnet and IPC Acquisitions

  On February 22, 2000, Global Crossing announced a definitive agreement to acquire IXnet, Inc., a leading provider of specialized IP-based network services to the global financial services community, and its parent company, IPC Communications, Inc., in exchange for shares of common stock of GCL valued at approximately $3.8 billion. Under the terms of the definitive merger agreement, 1.184 GCL shares will be exchanged for each IXnet share not owned by IPC and 5.417 GCL shares will be exchanged for each share of IPC. The acquisition is expected to be completed in the second quarter of 2000 and is subject to regulatory approval and customary closing conditions.

 GlobalCenter Japan

  On January 26, 2000, the Company's Asia Global Crossing joint venture announced an agreement to create GlobalCenter Japan, a joint venture with Japan's Internet Research Institute, Inc. ("IRI"). GlobalCenter Japan will design, develop and construct a media distribution center in Japan providing connectivity worldwide through the Global Crossing Network. The joint venture will also develop and provide complex web hosting services,

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES e-commerce support and applications hosting solutions. Asia Global Crossing will own 89 percent of GlobalCenter Japan, with IRI owning the remaining 11 percent.

 Hutchison Global Crossing Joint Venture

  On January 12, 2000, the Company established a joint venture, called Hutchison Global Crossing, with Hutchison to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison has agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For its 50% share, Global Crossing provided to Hutchison $400 million in GCL convertible preferred stock (convertible into shares of GCL common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on our network and global media distribution center capabilities which together are valued at $350 million, as well as $50 million in cash. The Company intends to integrate its interest in Hutchison Global Crossing into Asia Global Crossing.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                            Column A   Column B  Column C  Column D   Column E
                           ---------- ---------- -------- ---------- ----------
                                           Additions
                                      -------------------
                           Balance at Charged to Charged             Balance at
                            Dec 31,   costs and  to other             Dec 31,
       Description            1998     expenses  accounts Deductions    1999
       -----------         ---------- ---------- -------- ---------- ----------
Reserve for uncollectible
 accounts.................   $4,233    $25,002   $ 4,447   $(4,814)   $28,868
Deferred tax valuation
 allowance................   $  --     $   --    $15,500   $   --     $15,500

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 30, 2000 by the undersigned, thereunto duly authorized.

                                          Global Crossing Holdings Ltd.

                                                 /s/ S. Wallace Dawson, Jr.
                                          By: _________________________________
                                                Name: S. Wallace Dawson, Jr.
                                               Title: Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                Signatures                                      Title
                ----------                                      -----

        /s/ S. Wallace Dawson, Jr.          Chief Executive Officer and Director
___________________________________________
          S. Wallace Dawson, Jr.

           /s/ K. Eugene Shutler            President and Director
___________________________________________
             K. Eugene Shutler

               /s/ Rob Klug                 Controller and Director
___________________________________________
                 Rob Klug

              /s/ Ian McLean                Senior Vice President, Chief Operating
___________________________________________  Officer
                Ian McLean                   and Director