Form 10-Q
period 2000-03-31
GLOBAL CROSSING HOLDINGS LTD
filed 2000-05-15
CIK 1061323

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                       Commission File Number: 000-61457


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


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF GLOBAL CROSSING LTD., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of April 24, 2000: 1,200,000 shares.

================================================================================

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     For the Quarter Ended March 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
        Condensed Consolidated Statements of Operations..................     3
        Condensed Consolidated Balance Sheets............................     4
        Condensed Consolidated Statements of Cash Flows..................     5
        Condensed Consolidated Statements of Comprehensive Income........     7
        Notes to Condensed Consolidated Financial Statements.............     9
Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................    12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................    16
Item 6. Exhibits and Reports on Form 8-K.................................    16


                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                                      For the Three Months Ended
                                                                 March 31,2000          March 31,1999
                                                                 -------------          -------------
REVENUE.................................................             $ 336,755               $176,319
                                                                 -------------          -------------
EXPENSES:
  Cost of sales.........................................               199,750                 69,387
  Operations, administration and maintenance............                50,297                 11,861
  Sales and marketing...................................                21,150                  9,758
  Network development...................................                17,805                  4,812
  General and administrative............................                42,729                 11,329
  Stock related expense.................................                 3,661                  5,079
  Depreciation and amortization.........................                52,948                    211
  Goodwill and intangibles amortization.................                29,665                      -
                                                                 -------------          -------------
                                                                       417,825                112,437
                                                                 -------------          -------------
OPERATING (LOSS) INCOME.................................               (81,070)                63,882
EQUITY IN LOSS OF AFFILIATES............................                (5,629)                (2,736)
MINORITY INTEREST.......................................               (15,731)                     -
OTHER INCOME (EXPENSE):
  Interest income.......................................                20,844                 14,359
  Interest expense......................................               (63,544)               (23,779)
  Other expense, net....................................                (4,900)                     -
                                                                 -------------          -------------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....              (150,030)                51,726
  Provision for income taxes............................                (3,430)               (16,142)
                                                                 -------------          -------------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE......................              (153,460)                35,584
  Cumulative effect of change in accounting principle,
    net of income tax benefit...........................                     -                (14,710)
                                                                 -------------          -------------
NET (LOSS) INCOME.......................................              (153,460)                20,874
  Preferred stock dividends.............................               (13,550)               (13,044)
                                                                 -------------          -------------
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS.....             $(167,010)              $  7,830
                                                                 =============          =============

  See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)

                                                                         March 31,     December 31,
                                                                          2000           1999
                                                                       ----------      ------------
                                                                       (Unaudited)
ASSETS:
  Current assets:
    Cash and cash equivalents.......................................   $1,055,428        $1,613,995
    Restricted cash and cash equivalents............................       70,997            17,092
    Accounts receivable, net........................................      382,101           477,594
    Other assets and prepaid costs..................................      251,306           201,779
                                                                       ----------      ------------
    Total current assets............................................    1,759,832         2,310,460
  Restricted cash and cash equivalents..............................       69,545           138,118
  Accounts receivable...............................................       35,398            44,837
  Property and equipment, net.......................................    4,926,413         3,336,895
  Goodwill and intangibles, net.....................................    1,924,641         1,971,357
  Investment in and advances to/from affiliates, net................      849,676           274,692
  Other assets......................................................      338,730           245,414
                                                                       ----------      ------------
      Total assets..................................................   $9,904,235        $8,321,773
                                                                       ==========      ============

LIABILITIES:
  Current liabilities:
    Accrued construction costs......................................   $  570,461        $  275,361
    Accounts payable and accrued liabilities........................      388,405           447,060
    Accrued interest and preferred dividends........................      114,999            35,828
    Deferred revenue................................................      197,957           116,950
    Income taxes payable............................................       20,355            48,117
    Current portion of long term debt...............................        5,730                 -
    Other current liabilities.......................................      164,620           158,331
                                                                       ----------      ------------
      Total current liabilities.....................................    1,462,527         1,081,647
  Long-term debt....................................................    4,240,765         3,460,546
  Deferred revenue..................................................      431,321           350,319
  Deferred credits and other........................................      301,898           307,702
                                                                       ----------      ------------
      Total liabilities.............................................    6,436,511         5,200,214
                                                                       ----------      ------------
MINORITY INTEREST...................................................      478,030           351,338
                                                                       ----------      ------------

MANDATORILY REDEEMABLE PREFERRED STOCK:
  10 1/2% Mandatorily Redeemable Preferred Stock, 5,000,000 shares
    issued and outstanding, $100 liquidation preference per share...      486,517           485,947
                                                                       ----------      ------------

SHAREHOLDER'S EQUITY:
    Common stock, par value $.01 per share, 1,200,000 shares
      issued and outstanding, as of March 31, 2000 and
      December 31, 1999, respectively...............................           12                12
    Additional paid-in capital and other shareholder's equity.......    2,778,489         2,406,126
    Accumulated deficit.............................................     (275,324)         (121,864)
                                                                       ----------      ------------
      Total Shareholder's equity....................................    2,503,177         2,284,274
                                                                       ----------      ------------
      Total liabilities and shareholder's equity....................   $9,904,235        $8,321,773
                                                                       ==========      ============

   See accompanying notes to these unaudited condensed consolidated balance sheets.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Three Months Ended March 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)



                                                                        For the Three Months Ended
                                                                     March 31,2000      March 31,1999
                                                                    --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income............................................      $  (153,460)              20,874
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
    Cumulative effect of change in accounting principle........                -               14,710
    Equity in loss of affiliates...............................            5,629                2,736
    Depreciation and amortization..............................           82,613                  211
    Stock related expense......................................            3,661                5,079
    Deferred income taxes......................................               22               22,125
    Capacity available for sale................................               -                58,539
    Noncash cost of sales......................................           99,056
    Minority Interest..........................................           15,731                   -
    Other......................................................           (1,883)               6,708
    Changes in operating assets and liabilities................          184,968             (139,382)
                                                                    --------------      -------------
      Net cash provided by (used in)operating activities.......          236,337              (18,082)
                                                                    --------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for construction in progress and capacity
   available for sale..........................................         (156,914)            (143,337)
  Investment in and advances to/from affiliates................         (404,771)             (12,860)
  Effect of the consolidation of PC-1, net of cash
   acquired....................................................          (19,979)                  -
  Purchases of marketable securities...........................          (81,200)                  -
  Purchases of property and equipment..........................         (271,477)              (1,811)
                                                                    --------------      -------------
      Net cash used in investing activities....................         (934,341)            (158,008)
                                                                    --------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt.................................           64,703                9,083
  Repayment of long term debt..................................           (9,492)             (26,825)
  Preferred dividends..........................................           (2,418)                  -
  Finance costs incurred.......................................              590                  (77)
  Minority interest investment in subsidiary...................           53,472                   -
  Change in restricted cash and cash equivalents...............           32,582              (47,811)
                                                                    --------------      -------------
      Net cash provided by (used in) financing activities......          139,437              (65,630)
                                                                    --------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........         (558,567)            (241,720)
CASH AND CASH EQUIVALENTS, beginning of period.................        1,613,995              803,427
                                                                    --------------      -------------
CASH AND CASH EQUIVALENTS, end of period.......................      $ 1,055,428            $ 561,707
                                                                    ==============      =============

  See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

              For the Three Months Ended March 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)


                                                                                           For the Three Months Ended
                                                                                       March 31,2000         March 31,1999
                                                                                       -------------         -------------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Costs incurred for construction in progress and
   capacity available for sale............................................               $(293,288)              $(180,119)
  Accrued construction costs..............................................                 134,284                  14,282
  Accrued interest........................................................                    -                     19,448
  Amortization of deferred finance costs and other........................                   2,090                   3,052
                                                                                       -----------           -------------
  Cash paid for construction in progress and capacity
   available for sale.....................................................               $(156,914)              $(143,337)
                                                                                       ===========           =============
  Non-cash purchases of property and equipment............................               $    -                  $ (38,300)
                                                                                       ===========           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid and capitalized...........................................               $  13,385               $   6,132
                                                                                       ===========           =============
  Interest paid (net of capitalized interest).............................               $  13,115               $     772
                                                                                       ===========           =============
  Cash paid for taxes.....................................................               $   7,598               $   1,788
                                                                                       ===========           =============

  See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the Three Months Ended March 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)

                                                  For the Three Months Ended
                                             March 31,2000        March 31,1999
                                             -------------        -------------
NET (LOSS) INCOME........................        $ (153,460)          $  20,874
FOREIGN CURRENCY TRANSLATION ADJUSTMENT..           (22,651)             (4,930)
                                             --------------       -------------
COMPREHENSIVE (LOSS) INCOME..............        $ (176,111)          $  15,944
                                             ==============       =============

  See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000
                                (In thousands)
                                  (Unaudited)

(1)  Organization and Background

  Global Crossing Holdings Ltd., a Bermuda company, ("GCH", and together with its consolidated subsidiaries, the "Company"), is a wholly owned subsidiary of Global Crossing Ltd. ("GCL", and together with its consolidated subsidiaries, "Global Crossing"). Global Crossing is building and offering services over the world's first independent global fiber optic network, consisting of 101,000 announced route miles serving five continents, 27 countries and more than 200 major cities. Upon completion of our currently announced systems, our network and our telecommunications and Internet product offerings will be available in markets constituting over 80% of the world's international communications traffic.

  The Company's strategy is to be the premier provider of global broadband Internet Protocol ("IP") and data services for both wholesale and retail customers. The Company is building a state-of-the-art fiber optic network that management believes to be of unprecedented global scope and scale to serve as the backbone for this strategy. Management believes that the Company's network will enable it to be the low cost service provider in most of its addressable markets.

    Global Crossing Holdings Ltd. serves as a holding company for its subsidiaries' operations, including the operations of the following acquired entities: Global Marine Systems (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999) and a 50% interest in the Hutchison Global Crossing joint venture (acquired January 12, 2000). The acquisition of these entities is hereinafter referred to as the "Acquisitions." In addition, the Company has a significant ownership interest in Asia Global Crossing.

  Asia Global Crossing, a joint venture with Softbank Corp. and Microsoft Corporation, intends to become the first truly pan-Asian carrier to offer worldwide bandwidth and data communications. The Asia Global Crossing joint venture was established on November 24, 1999.

(2)  Basis of Presentation

  The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 include the accounts of Global Crossing Holdings Ltd. and its consolidated subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

  These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates.

  The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3)  Net (Loss) Income Applicable to Common Shareholders

  Since the Company is a wholly owned subsidiary of GCL, per share information is not presented.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                March 31, 2000
                                  (Unaudited)

(4)  Acquisitions

The Acquisitions are being accounted for under the purchase method of accounting for business combinations. The initial purchase price of the Acquisitions was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Following is the unaudited pro forma results of the Company, assuming the Acquisitions had been completed at the beginning of the period presented:

                                                            Three months
                                                            Ended March
                                                              31, 1999
                                                            ------------
 Revenue..................................................  $    356,642
                                                            ============
Loss applicable to common shareholders before cumulative
  effect of change in accounting principle................  $    (71,709)
                                                            ============

Loss applicable to common shareholders....................  $    (86,419)
                                                            ============



(5)  Property and Equipment

  Property plant and equipment consist of the following:

                                                                  December 31,
                                                   March 31, 2000    1999
                                                   -------------- ------------
     Land......................................    $   10,358     $      199
     Buildings.................................        20,609         21,755
     Leasehold improvements....................        32,571         29,096
     Furniture, fixtures and equipment.........       620,862        493,945
     Transmission equipment....................     1,429,674        968,972
                                                   ----------     ----------
                                                    2,114,074      1,513,967
     Accumulated depreciation..................       (97,643)       (44,695)
                                                   ----------     ----------
                                                    2,016,431      1,469,272
     Construction in progress..................     2,909,982      1,867,623
                                                   ----------     ----------
     Total property and equipment, net.........    $4,926,413     $3,336,895
                                                   ==========     ==========

(6)  Segment Information

  Global Crossing is a worldwide provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. Global Crossing's reportable segments include telecommunications services, installation and maintenance services and incumbent local exchange carrier services. Global Crossing's chief decision maker monitors the revenue streams of the various products and geographic locations and operations are managed and financial performance, adjusted EBITDA, is evaluated based on the delivery of multiple, integrated services to customers over a single network, which is not monitored at the Company level. Therefore, no business segment information is provided for the Company.

(7)  Reclassifications

  Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation to current year amounts.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                March 31, 2000
                                  (Unaudited)

(8)  Significant Events

  On January 12, 2000, Global Crossing established a joint venture, called Hutchison Global Crossing, with Hutchison Whampoa Limited ("Hutchison") to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison has agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For its 50% share, Global Crossing provided to Hutchison $400 million in GCL convertible preferred stock and committed to contribute to the joint venture international telecommunications capacity rights on the Global Crossing network and global media distribution center capabilities which together are valued at $350 million, as well as $50 million in cash. The Company intends to integrate its interest in Hutchison Global Crossing into the Company's Asia Global Crossing joint venture ("AGC").

  On January 26, 2000, AGC announced an agreement to create GlobalCenter Japan, a joint venture with Japan's Internet Research Institute, Inc. ("IRI"). GlobalCenter Japan will design, develop and construct a media distribution center in Japan providing connectivity worldwide through the Global Crossing Network. The joint venture will also develop and provide complex web hosting services, e-commerce support and applications hosting solutions. Asia Global Crossing will own 89 percent of GlobalCenter Japan, with IRI owning the remaining 11 percent.

  On February 22, 2000, Global Crossing announced a definitive agreement to acquire IXnet, Inc., a leading provider of specialized IP-based network services to the global financial services community, and its parent company, IPC Communications, Inc., in exchange for shares of GCL common stock valued at approximately $3.8 billion. Under the terms of the definitive merger agreement,
1.184 of GCL's shares will be exchanged for each IXnet share not owned by IPC, and 5.417 of GCL's shares will be exchanged for each share of IPC. Global Crossing expects to complete the acquisition in the second quarter of 2000. That acquisition is subject to regulatory approval and customary closing conditions.

  On March 24, 2000, Global Crossing increased its interest in the PC-1 cable system to 65% by acquiring the remaining ownership of another partner in PC-1 and the PC-1 Shareholder Agreement was amended, which enabled the Company to exercise effective control over PC-1. As a result of these changes, the Company has effective January 1, 2000, consolidated PC-1's operating results.

  On March 31, 2000, AGC announced its intention to effectuate an initial public offering of its common stock and to file a registration statement under the Securities Act of 1933 in respect of the proposed offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the second half of 1999, the Company completed its acquisitions of Global Marine Systems and Racal Telecom. The increase in revenue and expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is primarily due to these transactions. As the Acquisitions occurred subsequent to March 31, 1999, the comparability of the results of operations for the three months ended March 31, 2000 and 1999 is limited.

Results of Operations for the Three Months Ended March 31, 2000 and March 31,
1999

  Revenue. Revenue for the three months ended March 31, 2000 increased 91% to $337 million as compared to $176 million for the three months ended March 31, 1999. Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the three months ended March 31, 2000 increased 140% to $480 million compared to $200 million for the three months ended March 31, 1999. The increase is due to the Acquisitions, which are included in the results of the first quarter of 2000, partially off-set by Global Crossing's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for immediate revenue recognition.

  Cost of sales. Cost of sales for the three months ended March 31, 2000 was $200 million, or 59% of revenue, compared to $69 million, or 39% of revenue, for the three months ended March 31, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due to lower margins in the businesses acquired and lower prices of subsea capacity sold to customers.

  Non-cash cost of undersea capacity sold was $99 million and $53 million during the three months ended March 31, 2000 and 1999, respectively.

  Operations, administration and maintenance (OA&M). OA&M costs for the three months ended March 31, 2000 were $50 million, or 15% of revenue, compared to $12 million, or 7% of revenue, for the three months ended March 31, 1999. The increase is primarily the result of the costs incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing Network and the expenses of the 1999 acquired companies.

  Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2000 were $21 million, or 5% of revenue, compared to $10 million, or 6% of revenue, for the three months ended March 31, 1999. The increase from 1999 was due to the additional expenses attributable to the 1999 acquired companies, expenses related to additions in headcount, plus occupancy costs, marketing costs and other promotional expenses.

  Network development. Network development costs for the three months ended March 31, 2000 were $18 million, or 6% of revenue, compared to $5 million, or 3% of revenue, for the three months ended March 31, 1999. The increase is due to the additional expenses attributable to the 1999 acquired companies, additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing Network.

  General and administrative. General and administrative expenses for the three months ended March 31, 2000 were $43 million, or 13% of revenue, compared to $11 million, or 6% of revenue, for the three months ended March 31, 1999. The increase was comprised primarily of salaries, employee benefits and recruiting fees for Global Crossing's increased staffing for multiple fiber optic systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to the additional expenses of the 1999 acquired companies.

  Stock related expense. Stock related expense was $4 million and $5 million for the three months ended March 31, 2000 and 1999, respectively.

  Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2000 was $53 million, or 16% of revenue, compared to $0.2 million for the three months ended March 31, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

  Goodwill and intangibles amortization. Goodwill and intangibles amortization for the three months ended March 31, 2000 was $30 million resulting from the Acquisitions which occured after March 31, 1999.

  Minority interest. Minority interest for the three months ended March 31, 2000 was $16 million and relates to minority interest in net income of PC-1 and AGC.

  Interest income and interest expense. Interest income for the three months ended March 31, 2000 was $21 million, compared to $14 million for the three months ended March 31, 1999. The increase is due to interest earned on cash raised from financings and on CPA deposits. Interest expense for the three months ended March 31, 2000 was $64 million, compared to $24 million for the three months ended March 31, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing Network.

  Provision for income taxes. Provision for income taxes of $3 million and $16 million for the three months ended March 31, 2000 and 1999, respectively, provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

  Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, on January 1, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the three months ended March 31, 1999 of $15 million (net of tax benefit of $1,400) that represents start-up costs incurred and capitalized during previous periods.

  Net income (loss). Net loss for the three months ended March 31, 2000 was $153 million compared to net income of $21 million for the three months ended March 31, 1999.

  Preferred stock dividends. Preferred stock dividends for the three months ended March 31, 2000 were $14 million compared to $13 million for the three months ended March 31, 1999. The increase is due to the additional issuances of preferred stock, the proceeds of which is used to fund acquisitions and capital spending.

  Net income (loss) applicable to common shareholders. During the three months ended March 31, 2000, the Company reported net loss applicable to common shareholders of $167 compared to net income of $8 million for the three months ended March 31, 1999.

Liquidity and Capital Resources

  Global Crossing estimates the total remaining cost of developing and deploying the announced systems on the Global Crossing Network to be approximately $4 billion, excluding costs of potential future upgrades. The remaining financing needed to complete the Global Crossing Network and to fund working capital requirements is expected to be obtained from issuances of common or preferred stock, bank financing or through other corporate financing. Some of this financing is expected to be incurred by wholly-owned subsidiaries or joint venture companies as well as by GCL.

   The Company has extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

  Cash provided by (used in) operating activities was $236 million and $(18) million for the three months ended March 31, 2000 and 1999, respectively. The balances and principally represent cash received from capacity sales and interest income received, less sales and marketing, network development and general and administrative expenses paid.

  Cash used in investing activities was $934 million and $158 million for the three months ended March 31, 2000 and 1999, respectively and represents cash paid for construction in progress, purchases of property and equipment and investments in affiliates.

  Cash provided by financing activities was $139 million for the three months ended March 31, 2000 and primarily represents borrowings under the senior secured corporate facility, partially offset by repayments of borrowings under long term debt. Cash used in financing activities was $66 million for the three months ended March 31, 1999 and primarily relates to repayments of borrowings under the AC-1 credit facility and the increase in restricted cash and cash equivalents.

Global Crossing has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flows from operations, together with available borrowings under its credit facility, and its continued ability to raise capital, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow and raise capital to service the Company's debt, the Company may be required to reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing.

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

  As most of the Company's sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact its the business or financial condition. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

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

 .    changes in business strategy;

 .    changes in the nature of telecommunications regulation in the United States and other countries;

 .    the successful integration of newly-acquired businesses; and

 .    the impact of technological change.

This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. The Company undertakes no obligation to update any forward-looking statements made by it.

                                    Part II
                               Other Information

Item 1.   Legal Proceedings

The Company is not presently party to any material pending legal proceedings and is not aware of any material legal proceedings contemplated by government authorities.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Certificate of Designations of 6-3/4% Cumulative Convertible Preferred Stock of GCL dated April 14, 2000 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by GCL on May 15, 2000 (the "May 15, 2000 GCL 10-Q)).

10.1 Termination of Stockholders Agreement dated as of February 22, 2000 among GCL and the investors named therein (incorporated by reference to Exhibit 10.1 to the May 15, 2000 GCL 10-Q).

10.2 1998 Global Crossing Ltd. Stock Incentive Plan as amended and restated as of May 1, 2000 (incorporated by reference to Annex A to the GCL's definitive proxy statement on Schedule 14A filed on May 8, 2000).

10.3 Global Crossing Senior Executive Incentive Compensation Plan (incorporated by reference to Annex B to the GCL's definitive proxy statement on Schedule 14A filed on May 8, 2000).

10.4 Letter agreement dated March 2, 2000 relating to the termination of the Employment Agreement dated as of February 9, 1999 between GCL and Robert Annunziata (incorporated by reference to Exhibit 10.4 to the May 15, 2000 GCL 10-Q).

10.5 Clarification letter dated April 17, 2000, relating to the Employment Agreement dated December 5, 1999 between GCL and Leo J. Hindery, Jr. (incorporated by reference to Exhibit 10.5 to the May 15, 2000 GCL 10-Q).

10.6 Employment Term Sheet dated as of April 26, 2000 between GCL and Gary A. Cohen (incorporated by reference to Exhibit 10.6 to the May 15, 2000 GCL 10-Q).

10.7 Employment Term Sheet dated as of May 1, 2000 between GCL and Joseph P. Perrone (incorporated by reference to Exhibit 10.7 to the May 15, 2000 GCL 10-
Q).

27.1  Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K.

     During the quarter ended March 31, 2000, Global Crossing Holdings Ltd. filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated November 15, 1999 (date of earliest event reported), filed on January 11, 2000, for the purpose of reporting, under Items 2, 5 and 7, the acquisition of Racal Telecom and the execution of an agreement to establish a joint venture called Hutchison Global Crossing with Hutchison Whampoa Ltd.

     2. Current Report on Form 8-K/A dated November 15, 1999 (date of earliest event reported), filed on January 19, 2000, for the purpose of reporting, under Items 2 and 5, to amend the Current Report on Form 8-K filed January 11, 2000 for the acquisition of Racal and the execution of an agreement to establish a joint venture called Hutchison Global Crossing with Hutchison Whampoa Ltd.

     3. Current Report on Form 8-K dated February 22, 2000 (date of earliest event reported), filed on March 2, 2000, for the purpose of reporting, under
Item 5, the execution of an agreement and plan of merger among GCL, IPC Information Systems, Inc. and IXnet, Inc.


                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Global Crossing Holdings Ltd.,
                                                  a Bermuda corporation

                                               By: /s/ Rob Klug
                                                  -----------------
                                                       Rob Klug
                                                      Controller
                                                 (Principal Accounting
                                                       Officer)

                                                      May 15, 2000