Form 10-Q
period 2000-06-30
GLOBAL CROSSING HOLDINGS LTD
filed 2000-08-14
CIK 1061323

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of August 2, 2000: 1,200,000 shares.

================================================================================

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                      For the Quarter Ended June 30, 2000

                                     INDEX


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
        Condensed Consolidated Statements of Operations................     3
        Condensed Consolidated Balance Sheets..........................     4
        Condensed Consolidated Statements of Cash Flows................     5
        Condensed Consolidated Statements of Comprehensive Income......     7
        Notes to Condensed Consolidated Financial Statements...........     8
Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................    11


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.............................................    17
Item 6.  Exhibits and Reports on Form 8-K..............................    18

                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements


                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)



                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               -----------------------  -----------------------
                                                                   2000        1999         2000        1999
                                                                ---------    --------    ---------    --------
     REVENUE.................................................   $ 320,867    $188,459    $ 657,622    $364,778
                                                                ---------    --------    ---------    --------
     EXPENSES:
       Cost of sales.........................................     255,680      80,905      455,248     150,292
       Operations, administration and maintenance............      54,843      14,299      105,197      26,325
       Sales and marketing...................................      24,165      14,252       45,432      24,690
       Network development...................................      24,816       6,350       42,924      13,632
       General and administrative............................      77,463      15,677      123,377      28,770
       Depreciation and amortization.........................      65,541       3,828      118,489       4,039
       Goodwill and intangibles amortization.................      26,318           -       55,983           -
                                                                ---------    --------    ---------    --------
                                                                  528,826     135,311      946,650     247,748
                                                                ---------    --------    ---------    --------
     OPERATING INCOME (LOSS).................................    (207,959)     53,148     (289,028)    117,030
     EQUITY IN LOSS OF AFFILIATES............................     (13,431)     (2,806)     (19,060)     (5,542)
     MINORITY INTEREST.......................................       3,101           -      (12,630)          -
     OTHER INCOME (EXPENSE):
       Interest income.......................................      22,243      17,247       43,187      31,607
       Interest expense......................................     (67,754)    (22,675)    (131,298)    (46,454)
       Other income (expense), net...........................        (245)     (7,683)      (5,247)     (7,683)
                                                                ---------    --------    ---------    --------
     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       (264,045)     37,231     (414,076)     88,958
       Provision for income taxes............................     (11,282)    (13,896)     (14,712)    (30,038)
                                                                ---------    --------    ---------    --------
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
         IN ACCOUNTING PRINCIPLE.............................    (275,327)     23,335     (428,788)     58,920
       Cumulative effect of change in accounting principle,
         net of income tax benefit...........................           -           -            -     (14,710)
                                                                ---------    --------    ---------    --------
     NET INCOME (LOSS).......................................    (275,327)     23,335     (428,788)     44,210
       Preferred stock dividends.............................     (13,643)    (14,197)     (27,193)    (27,241)
                                                                ---------    --------    ---------    --------
     INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER..........   $(288,970)   $  9,138    $(455,981)   $ 16,969
                                                                =========    ========    =========    ========




   See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)



                                                                        June 30,    December 31,
                                                                          2000           1999
                                                                      -----------     ----------
                                                                      (Unaudited)
     ASSETS:
       Current assets:
         Cash and cash equivalents..................................  $   781,287     $1,613,995
         Restricted cash and cash equivalents.......................       55,415         17,092
         Accounts receivable, net...................................      340,037        477,594
         Other assets and prepaid costs.............................      272,549        201,779
                                                                      -----------     ----------
         Total current assets.......................................    1,449,288      2,310,460
       Restricted cash and cash equivalents.........................       38,921        138,118
       Accounts receivable..........................................       35,398         44,837
       Property and equipment, net..................................    5,397,642      3,336,895
       Goodwill and intangibles, net................................    1,836,737      1,971,357
       Investment in and advances to/from affiliates, net...........      982,742        274,692
       Other assets.................................................      777,778        245,414
                                                                      -----------     ----------
           Total assets.............................................  $10,518,506     $8,321,773
                                                                      ===========     ==========


     LIABILITIES:
       Current liabilities:
         Accrued construction costs.................................  $   667,349     $  275,361
         Accounts payable and accrued liabilities...................      495,231        531,005
         Deferred revenue...........................................      134,093        116,950
         Current portion of long term debt..........................        4,402              -
         Other current liabilities..................................       95,875        158,331
                                                                      -----------     ----------
         Total current liabilities..................................    1,396,950      1,081,647
       Long-term debt...............................................    4,276,240      3,460,546
       Deferred revenue.............................................      649,325        350,319
       Deferred credits and other...................................      505,554        307,702
                                                                      -----------     ----------
           Total liabilities........................................    6,828,069      5,200,214
                                                                      -----------     ----------

     MINORITY INTEREST..............................................      490,931        351,338
                                                                      -----------     ----------

     MANDATORILY REDEEMABLE PREFERRED STOCK.........................      487,073        485,947
                                                                      -----------     ----------

     SHAREHOLDER'S EQUITY:
         Common stock, par value $.01 per share, 1,200,000 shares
           issued and outstanding, as of June 30, 2000 and
           December 31, 1999, respectively..........................           12             12
         Additional paid-in capital and other shareholder's equity..    3,263,073      2,406,126
         Accumulated deficit........................................     (550,652)      (121,864)
                                                                      -----------     ----------
           Total shareholder's equity...............................    2,712,433      2,284,274
                                                                      -----------     ----------
           Total liabilities and shareholder's equity...............  $10,518,506     $8,321,773
                                                                      ===========     ==========


See accompanying notes to these unaudited condensed consolidated balance sheets.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)



                                                                                  For the Six Months Ended
                                                                                 June 30,2000  June 30,1999
                                                                                 ------------  -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)...................................................      $  (428,788)     $  44,210
       Adjustments to reconcile net loss to net
        cash provided by operating activities:
         Cumulative effect of change in accounting principle......                         -         14,710
         Equity in loss of affiliates.............................                    19,060          5,542
         Depreciation and amortization............................                   174,472          4,039
         Provision for doubtful accounts..........................                     4,309          3,683
         Stock related expenses...................................                     7,897          8,556
         Deferred income taxes....................................                    (4,306)        14,513
         Non-cash cost of sales...................................                   211,374        114,125
         Minority Interest........................................                    12,630              -
         Changes in operating assets and liabilities..............                   297,619        (32,271)
                                                                                 -----------      ---------
           Net cash provided by operating activities..............                   294,267        177,107
                                                                                 -----------      ---------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for construction in progress and capacity
        available for sale........................................                  (610,419)      (568,472)
       Investments in and advances to/from affiliates, net........                  (543,732)       (12,884)
       Effect of the consolidation of PC-1, net of cash acquired..                   (19,979)             -
       Change in restricted cash and cash equivalents.............                    78,788         32,143
       Purchases of marketable equity securities..................                  (100,247)             -
       Purchases of property and equipment........................                  (367,405)       (16,296)
                                                                                 -----------      ---------
           Net cash used in investing activities..................                (1,562,994)      (565,509)
                                                                                 -----------      ---------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long term debt...............................                   132,227        409,083
       Repayment of long term debt................................                   (30,714)      (125,367)
       Preferred dividends........................................                   (26,250)       (26,104)
       Finance costs incurred.....................................                         -         (3,238)
       Minority interest investment in subsidiary.................                    60,462              -
       Cash contributions from GCL................................                   300,294              -
                                                                                 -----------      ---------
           Net cash provided by financing activities..............                   436,019        254,374
                                                                                 -----------      ---------
     NET DECREASE IN CASH AND CASH EQUIVALENTS....................                  (832,708)      (134,028)
     CASH AND CASH EQUIVALENTS, beginning of period...............                 1,613,995        803,427
                                                                                 -----------      ---------
     CASH AND CASH EQUIVALENTS, end of period.....................               $   781,287      $ 669,399
                                                                                 ===========      =========


   See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                (In thousands)
                                  (Unaudited)

                                                                                               For the Six Months Ended
                                                                                              June 30,2000  June 30,1999
                                                                                              ------------  -------------
     SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Costs incurred for construction in progress and
        capacity available for sale............................................                 $(878,731)     $(604,031)
       Accrued construction costs..............................................                   231,171         29,223
       Deferred finance costs capitalized......................................                     8,970          7,089
       Capital lease obligations...............................................                    37,141           (753)
                                                                                                ---------      ---------
       Cash paid for construction in progress and capacity
        available for sale.....................................................                 $(610,419)     $(568,472)
                                                                                                =========      =========
       Non-cash purchases of property and equipment............................                 $       -      $ (38,300)
                                                                                                =========      =========

       Investment affiliates:
         Cost of investment in affiliates......................................                 $(680,318)     $ (12,884)
         Effects of consolidation of PCL.......................................                  (263,414)            --
         Transfer of investment in joint venture from shareholder..............                   400,000             --
                                                                                                ---------      ---------
                                                                                                $(543,732)     $ (12,884)
                                                                                                =========      =========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid and capitalized...........................................                 $ 193,652      $  40,569
                                                                                                =========      =========
       Interest paid (net of capitalized interest).............................                 $  94,776      $  14,832
                                                                                                =========      =========
       Cash paid for taxes.....................................................                 $       -      $   9,381
                                                                                                =========      =========


   See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In thousands)
                                  (Unaudited)



                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                ---------------------  ---------------------
                                                     2000       1999        2000       1999
                                                ---------    -------   ---------    -------
     Net income (loss)........................  $(275,327)   $23,335   $(428,788)   $44,210
     Unrealized gain on securities............    257,501          -     257,501          -
     Foreign currency translation adjustment..    (66,860)    (4,294)    (89,433)    (9,224)
                                                ---------    -------   ---------    -------
     Comprehensive income (loss)..............  $ (84,686)   $19,041   $(260,720)   $34,986
                                                =========    =======   =========    =======


   See accompanying notes to these unaudited condensed consolidated financial statements.

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000
               (In thousands except share and per share amounts)
                                  (Unaudited)

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

  Global Crossing's strategy is to be the premier provider of global broadband Internet Protocol ("IP") and data services for both wholesale and retail customers. Global Crossing is building a state-of-the-art fiber optic network that management believes to be of unprecedented global scope and scale to serve as the backbone for this strategy. Management believes that the Global Crossing's network will enable it to be the low cost service provider in most of its addressable markets.

  Global Crossing Holdings Ltd. subsidiaries' operations includes the operations of the following acquired entities: Global Marine Systems (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999) and a 50% interest in the Hutchison Global Crossing joint venture (acquired January 12, 2000). The acquisition of these entities is hereinafter referred to as the "Acquisitions." In addition, the Company has a 93% ownership interest in Asia Global Crossing as of June 30, 2000.

  Asia Global Crossing, a joint venture with Softbank Corp. and Microsoft Corporation, intends to become the first truly pan-Asian carrier to offer worldwide bandwidth and data communications. The Asia Global Crossing joint venture was established on November 24, 1999.

  At December 31, 1999, the Company beneficially owned 57.75% of Pacific Crossing Ltd. Before January 1, 2002, the Company's investment in Pacific Crossing Ltd. was accounted for under the equity method because the Company was not able to exercise effective control over Pacific Crossing Ltd. In March 2000, the Company increased its interest in Pacific Crossing Ltd. to 64.5% and the Pacific Crossing Ltd. Shareholders agreement was amended to give the Company effective control due Pacific Crossing Ltd. As a result, the Company has consolidated Pacific Crossing Ltd. as of January 1, 2000.

(2) Basis of Presentation

  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (SEC) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary to a fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3)  Significant Accounting Policies

  Revenue Recognition - Revenue from Capacity Purchase Agreements ("CPAs") that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance ("OA&M") costs and (iii) the segment of a system related to the capacity purchased is available for service. Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price which have been included as deferred revenue in the accompanying consolidated balance sheets.

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

                GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                 June 30, 2000
                                  (Unaudited)



  Global Crossing offers customers flexible bandwidth products to multiple destinations and anticipates that many of the contracts for subsea circuits entered into will be part of a service offering. Therefore, the Company anticipates that many of these contracts will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, the Company will defer revenue related to those circuits and amortize that revenue over the appropriate term of the contract. Accordingly, the Company will treat cash received, but not recognized, as deferred revenue. In certain circumstances, should a contract meet all of the requirements of sales-type lease accounting, the Company will recognize revenue without deferral upon payment and activation.

  The principal effect of the change in the type of contracts offered to the Global Crossing's customers beginning on January 1, 2000 is that an increasing percentage of capacity sales will be accounted for as operating leases rather than sales-type leases, resulting in more revenue from such sales being deferred into future periods than was previously the case. Accordingly, this change in contract terms will reduce revenue recognized upon activation of circuits in earlier periods and increase revenue recognized in later periods.

  Impairment of Long-Lived Assets - The Company periodically evaluates whether facts and circumstances have occurred that indicate the carrying amount of a long-lived asset may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cashflow is required. During the three months ended June 30, 2000, the Company wrote down approximately $38 million of long-lived assets related to accrued losses on sales contracts.

  Marketable Equity Securities - Investments covered under the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are classified as "available for sale" and are carried at fair value with any unrealized gain or loss, net of tax, being included in other shareholder's equity. For the three and six months ended June 30, 2000, the Company had unrealized gain on securities of $258 million, net of provision for income taxes of approximately $172 million.

  Pending Accounting Standards - In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is required to be adopted by the Company in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The Company's management is currently assessing the impact of SAB 101 on the results of operations and financial position of the Company.


(4)  Net Income (Loss) Applicable to Common Shareholder

  Since the Company is a wholly owned subsidiary of GCL, per share information is not presented.

(5) Acquisitions

  The Acquisitions are being accounted for under the purchase method of accounting for business combinations. The initial purchase price was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Following is the unaudited pro forma results of the Company, assuming the Acquisitions had been completed at the beginning of the period presented:


                                                              Three Months   Six Months
                                                                  Ended         Ended
                                                                June 30,      June 30,
                                                                  1999          1999
                                                              -------------  -----------
     Revenue................................................      $376,136    $ 732,778
                                                                  ========    =========
     Income (loss) applicable to common shareholder before
       cumulative effect of change in accounting principle..      $(51,426)   $(100,353)
                                                                  ========    =========
     Income (loss) applicable to common shareholder.........      $(51,426)   $(115,063)
                                                                  ========    =========

(6) Property and Equipment

Property and equipment consist of the following:

                                                             December
                                            June 30,2000     31, 1999
                                            ------------   ----------
Land.....................................     $      347   $      199
Buildings................................         24,352       21,755
Leasehold improvements...................         31,775       29,096
Furniture, fixtures and equipment........        683,996      493,945
Transmission equipment...................      2,242,346      968,972
                                              ----------   ----------
                                               2,982,816    1,513,967
Accumulated depreciation.................       (137,737)     (44,695)
                                              ----------   ----------
                                               2,845,079    1,469,272
Construction in progress.................      2,552,563    1,867,623
                                              ----------   ----------
Total property and equipment, net........     $5,397,642   $3,336,895
                                              ==========   ==========

(7) Segment Information

  Global Crossing is a worldwide provider of Internet and long distance telecommunications services and facilities services supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. Global Crossing's reportable segments include telecommunications services and installation and maintenance services. Global Crossing's chief decision maker monitors the revenue streams of the various products and geographic locations. Global Crossing's chief decision maker uses Adjusted EBITDA to monitor its compliance with Global Crossing's financial covenants and to measure the performance and liquidity of its reportable segments. The operations are managed based on the delivery of multiple, integrated services to customers over a single network. Because this monitoring and evaluation does not take place at the Company level, no business segment information is provided for the Company.

(8) Reclassifications

  Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation to current year amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Financial Accounting Developments

  During the third and fourth quarters of 1999, changes in our business activities, together with a newly effective accounting standard, caused us to modify some of our practices regarding recognition of revenue and costs related to sales of capacity. None of the accounting practices described below affect our cash flows.

  As a result of Financial Accounting Standards Board (FASB) Interpretation
No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" (FIN
43), which became effective July 1, 1999, we have accounted for revenue from terrestrial circuits sold after that date as operating leases and have amortized that revenue over the terms of the related contracts. Previously, we had recognized these sales as current revenue upon activation of the circuits. This deferral in revenue recognition has no impact on cash flow.

  With the consummation of Global Crossing's acquisition of Frontier
Corporation on September 28, 1999, service offerings became a significant source of our revenue. Consequently, we initiated service contract accounting for our subsea systems during the fourth quarter, because we, since that date, no longer hold subsea capacity exclusively for sale. As a result, since the beginning of the fourth quarter, we have depreciated investments in both subsea and terrestrial systems over their remaining economic lives and have recognized revenue related to service contracts over the terms of the contracts. We have recognized revenue and costs related to the sale of subsea circuits upon activation, if the criteria of sales-type lease accounting have been satisfied with respect to those circuits.

  During the fourth quarter, our global network service capabilities were significantly expanded by the activation of several previously announced systems and by the integration of other networks obtained through acquisition and joint venture agreements. With this network expansion, we began offering our customers flexible bandwidth products to multiple destinations, which makes the historical practice of fixed, point-to-point routing of traffic and restoration capacity both impractical and inefficient. To ensure the required network flexibility, we will modify our future capacity purchase agreements and our network management in a manner that precludes the use of sales-type lease accounting.

  Because of these contract changes and the network management required to meet customer demands for flexible bandwidth, multiple destinations and system performance, we anticipate that most of the contracts for subsea circuits entered into after January 1, 2000 will be part of a service offering and, therefore, will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, we will defer revenue related to those circuits and amortize it over the appropriate term of the contract. In certain circumstances, if a contract meets all of the requirements of sales-type lease accounting, we will recognize revenue without deferral upon payment and activation.

  The principal effect of the change in the type of contracts offered to our customers beginning on January 1, 2000 is that an increasing percentage of our capacity sales will be accounted for as operating leases rather than sales- type leases, resulting in more revenue from such sales being deferred into future periods than was previously the case. Accordingly, this change in contract terms will reduce revenue recognized upon activation of the circuits in earlier periods and increase revenue recognized in later periods.

  We note that accounting practice and authoritative guidance regarding the applicability of sales-type lease accounting to the sale of capacity is still evolving. Based on the accounting practices described above, we believe that additional changes, if any, in accounting practice or authoritative guidance affecting sales of capacity would have little or no impact on our financial position, results of operations, cash flows and the financial statements taken as a whole.

  The Company completed its acquisitions of Global Marine Systems (acquired
July 2, 1999), Racal Telecom (acquired November 24, 1999) and a 50% interest in the Hutchison Global Crossing joint venture (completed January 12, 2000). The acquisition of these entities is referred to as the "Acquisitions." The increase in revenue and expenses for the three and six months ended June 30, 2000 is primarily due to these transactions. As the Acquisitions occurred subsequent to June 30, 1999, the comparability of the results of operations for the three and six months ended June 30, 2000 and 1999 is limited.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

  Revenue. Revenue for the three months ended June 30, 2000 increased 70% to $321 million as compared to $189 million for the three months ended June 30, 1999. The increase is due to the Acquisitions, which are included in the results of the second quarter of 2000, partially offset by the Company's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

  Cost of sales. Cost of sales for the three months ended June 30, 2000 was $256 million, or 80% of revenue, compared to $81 million, or 43% of revenue, for the three months ended June 30, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was due to lower margins in the businesses acquired, lower prices of subsea capacity sold to customers and a $38 million charge for losses on sales contracts.

  Operations, administration and maintenance (OA&M). OA&M costs for the three months ended June 30, 2000 were $55 million, or 17% of revenue, compared to $14 million, or 8% of revenue, for the three months ended June 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing Network and the expenses of the Acquisitions.

  Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2000 were $24 million, or 7% of revenue, compared to $14 million, or 8% of revenue, for the three months ended June 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus occupancy costs, marketing costs and other promotional expenses.

  Network development. Network development costs for the three months ended
June 30, 2000 was $25 million, or 8% of revenue, compared to $6 million, or 3% of revenue, for the three months ended June 30, 1999. The increase is due to the additional expenses attributable to the Acquisitions, additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing Network.

  General and administrative. General and administrative expenses for the three months ended June 30, 2000 were $77 million, or 24% of revenue, compared to $16 million, or 8% of revenue, for the three months ended June 30, 1999. The increase was comprised principally of salaries, employee benefits and recruiting from the Company's increased staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to the additional expenses attributable to the Acquisitions.

  Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2000 was $66 million, or 21% of revenue, compared to $4 million for the three months ended June 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

  Goodwill and intangibles amortization. Goodwill and intangibles amortization for the three months ended June 30, 2000 was $26 million resulting from the Acquisitions, which occurred after June 30, 1999.

  Minority interest. Minority interest for the three months ended June 30, 2000 was $3 million and relates to minority interest in net losses of PC-1 and AGC.

  Equity in loss of affiliates. Equity in loss of affiliates was $13 million, compared to $3 million for the three months ended June 30, 2000 and 1999, respectively. The increase is due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

  Interest income and interest expense. Interest income for the three months ended June 30, 2000 was $22 million, compared to $17 million for the three months ended June 30, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the three months ended June 30, 2000 was $68 million, compared to $23 million for the three months ended June 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing Network.

  Provision for income taxes. We recognized a provision for income taxes of $11 million and $14 million for the three months ended June 30, 2000 and 1999, respectively, to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

  Net income (loss). Net loss for the three months ended June 30, 2000, was $275 million compared to net income of $23 million for the three months ended June 30, 1999.

  Income (loss) applicable to common shareholder. During the six months ended June 30, 2000, the Company reported net loss applicable to common shareholder of $289 million compared to net income of $17 million for the six months ended June 30, 1999.

Results of Operations for the Six Months Ended June 30, 2000 and June 30, 1999

  Revenue. Revenue for the six months ended June 30, 2000 increased 80% to $658 million as compared to $365 million for the six months ended June 30, 1999. The increase is due to the Acquisitions, which are included in the results of 2000, partially off-set by the Company's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

  Cost of sales. Cost of sales for the six months ended June 30, 2000 was $455 million, or 69% of revenue, compared to $150 million, or 41% of revenue, for the six months ended June 30, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was due to lower margins in the businesses acquired and lower prices of subsea capacity sold to customers.

  Non-cash cost of undersea capacity sold was $211 million, including the $38 million charge for accrued losses, and $114 million during the six months ended June 30, 2000 and 1999, respectively.

  Operations, administration and maintenance (OA&M). OA&M costs for the six months ended June 30, 2000 were $105 million, or 16% of revenue, compared to $26 million, or 7% of revenue, for the six months ended June 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing Network and the expenses of the Acquisitions.

  Sales and marketing. Sales and marketing expenses for the six months ended June 30, 2000 were $45 million, or 7% of revenue, compared to $25 million, or 7% of revenue, for the six months ended June 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus occupancy costs, marketing costs and other promotional expenses.

  Network development. Network development costs for the six months ended June 30, 2000 was $43 million, or 7% of revenue, compared to $14 million, or 4% of revenue, for the six months ended June 30, 1999. The increase is due to the additional expenses attributable to the Acquisitions, additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing Network.

  General and administrative. General and administrative expenses for the six months ended June 30, 2000 were $123 million, or 19% of revenue, compared to $29 million, or 8% of revenue, for the six months ended June 30, 1999. The increase was comprised principally of salaries, employee benefits and recruiting from the Company's increased staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to the additional expenses attributable to the Acquisitions.

  Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2000 was $118 million, compared to $4 million for the six months ended June 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

  Goodwill and intangibles amortization. Goodwill and intangibles amortization for the six months ended June 30, 2000 was $56 million resulting from the Acquisitions, which occurred after June 30, 1999.

  Equity in loss of affiliates. Equity in loss of affiliates was $19 million, compared to $6 million for the six months ended June 30, 2000 and 1999, respectively. The increase is due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

  Minority interest. Minority interest for the six months ended June 30, 2000 was $13 million and relates to minority interest in income of PC-1 and AGC.

  Interest income and interest expense. Interest income for the six months ended June 30, 2000 was $43 million, compared to $32 million for the six months ended June 30, 1999. The increase is due to interest earned on cash raised from financings and on Capacity purchase agreement deposits. Interest expense for the six months ended June 30, 2000 was $131 million, compared to $46 million for the six months ended June 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing Network.

  Provision for income taxes. We recognized a provision for income taxes of $15 million and $30 million for the six months ended June 30, 2000 and 1999, respectively, to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

  Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the six months ended June 30, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the six months ended June 30, 1999 of $15 million (net of tax benefit of $1.4 million) that represents start-up costs incurred and capitalized during previous periods.

  Net income (loss). Net loss for the six months ended June 30, 2000, was $429 million compared to net income of $44 million for the six months ended June 30, 1999.

  Income (loss) applicable to common shareholder. During the six months ended June 30, 2000, the Company reported net loss applicable to common shareholder of $456 million compared to net income of $17 million for the six months ended June 30, 1999.


Liquidity and Capital Resources

  Global Crossing estimates the total remaining cost of developing and deploying the announced systems on the Global Crossing Network to be approximately $3.3 billion, excluding costs of potential future upgrades. The remaining financing needed to complete the Global Crossing Network and to fund working capital requirements is expected to be obtained from issuances of common or preferred stock, bank financing or through other corporate financing. Some of this financing is expected to be incurred by wholly-owned subsidiaries or joint venture companies as well as by GCL.

  The Company has extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

  Cash provided by operating activities was $294 million for the six months ended June 30, 2000 and $177 million for the six months ended June 30, 1999. The balances and principally represent cash received from capacity sales and interest income received, less sales and marketing, network development and general and administrative expenses paid.

  Cash used in investing activities was $1,563 million and $566 million for the six months ended June 30, 2000 and 1999, respectively and represents cash paid for construction in progress, purchases of property, plant and equipment, purchases of marketable equity securities and cash investments in affiliates.

  Cash provided by financing activities was $436 million and $254 for the six months ended June 30, 2000 and 1999, respectively, and primarily represents borrowings under the senior secured corporate facility and cash contributions from GCL, partially offset by repayments of borrowings under long term debt and preferred dividends

   Global Crossing, including Global Crossing Holdings, has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flows from operations, together with available borrowings under its credit facility, and its continued ability to raise capital, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow and raise capital to service the Company's debt, the Company may be required to reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing.

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

                                    Part II
                               Other Information

Item 1. Legal Proceedings

     On May 22, 2000, Global Crossing Ltd. and its subsidiary, South American Crossing (Subsea) Ltd., filed a lawsuit against Tyco Submarine Systems Ltd. in the United States District Court for the Southern District of New York. Global Crossing's complaint alleges fraud, theft of trade secrets, breach of contract, and defamation related to Tyco's agreements to install the South American Crossing fiber-optic cable system. Global Crossing seeks damages, including punitive damages, in excess of $1 billion and attorneys' fees and costs, as well as a declaration that the construction and development agreement with Tyco is void due to Tyco's alleged fraud and injunctive relief barring Tyco from further misappropriation of trade secrets and confidential information. On June 13, 2000, Tyco answered the complaint, denying the material allegations and asserting a variety of defenses to such claims. Additionally, Tyco asserted counterclaims that South American Crossing (Subsea) Ltd. breached its construction and development agreement with Tyco. Tyco seeks damages of not less than $150 million, attorneys' fees and costs and a declaration that, among other things, the construction and development agreement is a valid, enforceable contract and that South American Crossing (Subsea) Ltd. breached the contract or, in the alternative, terminated the contract for convenience. On July 5, 2000, Global Crossing answered Tyco's counterclaims, denying the material allegations.

     In addition, on May 22, 2000, Global Crossing's subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. Global Crossing seeks unspecified monetary damages, a declaration that certain of its obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that Global Crossing and its subsidiaries breached their various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by Global Crossing and awards aggregating not less than $155 million and unspecified damages for breach of the agreements.

     Global Crossing does not believe that the commencement of these actions with Tyco will have an impact on Global Crossing's network and/or the timely completion of any of its systems. Global Crossing intends to pursue its claims against Tyco vigorously and to defend itself vigorously against Tyco's counterclaims, which counterclaims it believes to be without merit.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1      Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K.

     None

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Global Crossing Holdings Ltd.,
                             a Bermuda corporation

                             By:    /s/ Rob Klug
                                    --------------

                                 Rob Klug
                                 Controller
                         (Principal Accounting Officer)

                                August 14, 2000