Form 10-Q
period 2000-09-30
GLOBAL CROSSING HOLDINGS LTD
filed 2000-11-14
CIK 1061323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of November 10, 2000: 1,200,000 shares.

================================================================================

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                    For the Quarter Ended September 30, 2000

                                      INDEX


                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
        Condensed Consolidated Statements of Operations................     3
        Condensed Consolidated Balance Sheets..........................     4
        Condensed Consolidated Statements of Cash Flows................     5
        Condensed Consolidated Statements of Comprehensive Income......     7
        Notes to Condensed Consolidated Financial Statements...........     8
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    12
Item 3  Quantitative and Qualitative Disclosure About Market Risk......    17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................    18
Item 6. Exhibits and Reports on Form 8-K...............................    18

                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements


                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)



                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                               -----------------------  -----------------------
                                                                  2000         1999        2000        1999
                                                                ---------    --------   ----------    --------
     REVENUE.................................................   $ 296,116    $234,582   $  953,738    $599,362
                                                                ---------    --------   ----------    --------
     EXPENSES:
       Cost of sales.........................................     179,332     129,014      634,580     279,307
       Operations, administration and maintenance............      76,428      16,182      181,625      42,507
       Sales and marketing...................................      25,857      13,208       71,289      37,898
       Network development...................................      26,492       6,640       69,416      20,272
       General and administrative............................     103,877      27,750      227,254      56,523
       Depreciation and amortization.........................      79,494      11,990      197,983      16,029
       Goodwill and intangibles amortization.................      26,044       3,758       82,027       3,758
                                                                ---------    --------   ----------    --------
                                                                  517,524     208,542    1,464,174     456,294
                                                                ---------    --------   ----------    --------
     OPERATING (LOSS) INCOME.................................    (221,408)     26,040     (510,436)    143,068
     EQUITY IN INCOME (LOSS)OF AFFILIATES....................     (13,055)         71      (32,115)     (5,471)
     MINORITY INTEREST.......................................       6,641           -       (5,989)          -
     OTHER INCOME (EXPENSE):
       Interest income.......................................      26,391      13,906       69,578      45,512
       Interest expense......................................     (78,015)    (35,084)    (209,313)    (81,538)
       Other income (expense), net...........................      (9,384)     15,896      (14,631)      8,217
                                                                ---------    --------   ----------    --------
     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
       AND EXTRAORDINARY ITEM                                    (288,830)     20,829     (702,906)    109,788
       Provision for income taxes............................      (7,849)     (6,977)     (22,561)    (37,015)
                                                                ---------    --------   ----------    --------
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
         IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM......    (296,679)     13,852     (725,467)     72,773
       Cumulative effect of change in accounting principle,
         net of tax..........................................           -           -            -     (14,711)
                                                                ---------    --------   ----------    --------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................    (296,679)     13,852     (725,467)     58,062
       Extraordinary loss on retirement of debt..............           -     (14,865)           -     (14,865)
                                                                ---------    --------   ----------    --------
     NET INCOME (LOSS).......................................    (296,679)     (1,013)    (725,467)     43,197

       Preferred stock dividends.............................     (13,705)    (14,071)     (40,898)    (41,313)
                                                                ---------    --------   ----------    --------
     INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER..........   $(310,384)   $(15,084)  $ (766,365)   $  1,884
                                                                =========    ========   ==========    ========




   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                                                       September 30,   December 31,
                                                                           2000            1999
                                                                        -----------     ----------
                                                                        (Unaudited)
     ASSETS:
       Current assets:
         Cash and cash equivalents..................................    $   473,972     $1,613,995
         Restricted cash and cash equivalents.......................         57,271         17,092
         Accounts receivable, net...................................        418,795        477,594
         Other assets and prepaid costs.............................        304,750        201,779
                                                                        -----------     ----------
         Total current assets.......................................      1,254,788      2,310,460
       Restricted cash and cash equivalents.........................         18,459        138,118
       Accounts receivable..........................................         20,583         44,837
       Property and equipment, net..................................      5,834,866      3,336,895
       Goodwill and intangibles, net................................      1,768,918      1,971,357
       Investment in and advances to/from affiliates, net...........      1,234,835        274,692
       Other assets.................................................        843,871        245,414
                                                                        -----------     ----------
           Total assets.............................................    $10,976,320     $8,321,773
                                                                        ===========     ==========


     LIABILITIES:
       Current liabilities:
         Accrued construction costs.................................    $   665,637     $  275,361
         Accounts payable and accrued liabilities...................        694,175        531,005
         Deferred revenue...........................................        187,634        116,950
         Current portion of long term debt..........................        767,774              -
         Other current liabilities..................................         49,748        158,331
                                                                        -----------     ----------
         Total current liabilities..................................      2,364,968      1,081,647
       Long-term debt...............................................      3,517,906      3,460,546
       Deferred revenue.............................................        797,201        350,319
       Deferred credits and other...................................        510,869        307,702
                                                                        -----------     ----------
           Total liabilities........................................      7,190,944      5,200,214
                                                                        -----------     ----------

     MINORITY INTEREST..............................................        497,722        351,338
                                                                        -----------     ----------

     MANDATORILY REDEEMABLE PREFERRED STOCK.........................        487,615        485,947
                                                                        -----------     ----------

     SHAREHOLDER'S EQUITY:
         Common stock, par value $.01 per share, 1,200,000 shares
           issued and outstanding, as of September 30, 2000 and
           December 31, 1999, respectively..........................             12             12
         Additional paid-in capital and other shareholder's equity..      3,647,358      2,406,126
         Accumulated deficit........................................       (847,331)      (121,864)
                                                                        -----------     ----------
           Total shareholder's equity...............................      2,800,039      2,284,274
                                                                        -----------     ----------
           Total liabilities and shareholder's equity...............    $10,976,320     $8,321,773
                                                                        ===========     ==========


See accompanying notes to these unaudited condensed consolidated balance sheets.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                          2000          1999
                                                                      -----------   -----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income(loss)...........................................    $  (725,467)  $    43,197
       Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
         Cumulative effect of change in accounting principle......              -        14,711
         Equity in loss of affiliates.............................         32,115         5,471
         Depreciation and amortization............................        280,010        19,787
         Provision for doubtful accounts..........................          8,055        24,211
         Stock related expenses...................................         11,875        15,289
         Extraordinary loss on retirement of debt.................              -        14,865
         Deferred income taxes....................................         (2,550)       12,353
         Non-cash cost of sales...................................        252,228       180,589
         Minority Interest........................................          5,989             -
         Changes in operating assets and liabilities..............        515,307       200,140
                                                                      -----------   -----------
           Net cash provided by operating activities..............        377,562       530,613
                                                                      -----------   -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for construction in progress and capacity
        available for sale........................................     (1,183,388)   (1,068,912)
       Acquisition, net of cash acquired..........................              -      (864,002)
       Investments in and advances to/from affiliates, net........       (756,424)      (35,574)
       Effect of the consolidation of PC-1, net of cash acquired..        (19,979)            -
       Change in restricted cash and cash equivalents.............         97,394       144,211
       Purchases of marketable equity securities..................       (100,247)            -
       Purchases of property and equipment........................       (501,960)     (236,751)
                                                                      -----------   -----------
           Net cash used in investing activities..................     (2,464,604)   (2,061,028)
                                                                      -----------   -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long term debt...............................        178,764     2,509,083
       Repayment of long term debt................................        (30,714)   (1,485,074)
       Preferred dividends........................................        (26,250)      (41,313)
       Finance costs incurred.....................................              -       (82,728)
       Minority interest investment in subsidiary.................         84,275             -
       Cash contributions from GCL................................        740,944             -
                                                                      -----------   -----------
           Net cash provided by financing activities..............        947,019       899,968
                                                                      -----------   -----------
     NET DECREASE IN CASH AND CASH EQUIVALENTS....................     (1,140,023)     (630,447)
     CASH AND CASH EQUIVALENTS, beginning of period...............      1,613,995       803,427
                                                                      -----------   -----------
     CASH AND CASH EQUIVALENTS, end of period.....................    $   473,972   $   172,980
                                                                      ===========   ===========


   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                                 (In thousands)
                                  (Unaudited)

                                                                   For the Nine Months Ended
                                                                          September 30,
                                                                      2000          1999
                                                                   -----------   -----------
     SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
      AND FINANCING ACTIVITIES:
       Costs incurred for construction in progress and
        capacity available for sale............................    $(1,438,488)  $(1,127,731)
       Accrued construction costs..............................        229,459        52,272
       Deferred finance costs capitalized......................         14,111         3,711
       Capital lease obligations...............................         11,530         2,836
                                                                   -----------   -----------
       Cash paid for construction in progress and capacity
        available for sale.....................................    $(1,183,388)  $(1,068,912)
                                                                   ===========   ===========
       Non-cash purchases of property and equipment............    $         -   $   (38,300)
                                                                   ===========   ===========

     Investments in affiliates:
       Costs of investments in affiliates......................    $  (893,010)  $   (35,574)
       Effects of consolidation of PCL.........................       (263,414)            -
       Preferred stock issued for investment in joint venture..        400,000             -
                                                                   -----------   -----------
                                                                   $  (756,424)  $   (35,574)
                                                                   ===========   ===========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid and capitalized..........................     $   245,287   $    77,988
                                                                   ===========   ===========
       Interest paid (net of capitalized interest)............     $   113,006   $    41,234
                                                                   ===========   ===========
       Cash paid for taxes....................................     $    20,744   $    11,369
                                                                   ===========   ===========

     Detail of acquisitions:
       Assets acquired........................................     $         -   $   601,422
       Liabilities assumed....................................          (    -)     (437,736)
                                                                   -----------   -----------
       Net Assets acquired                                         $         -   $   163,686
                                                                   ===========   ===========

       Net cash paid for acquisitions.........................     $         -   $   864,002
       Cash acquired in acquisitions..........................          (    -)       44,398
                                                                   -----------   -----------
       Cash paid for acquisitions, including transaction fee       $         -   $   908,400
                                                                   ===========   ===========




   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                  (Unaudited)



                                                    Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                  ----------------------  ---------------------
                                                      2000       1999         2000       1999
                                                   ---------    -------    ---------    -------
     Net income (loss)..........................   $(296,679)   $(1,013)   $(725,467)   $43,197
       Unrealized gain on securities............      39,971          -      297,472          -
       Foreign currency translation adjustment..     (85,047)    26,996     (174,480)    17,772
                                                   ---------    -------    ---------    -------
     Comprehensive income (loss)................   $(341,755)   $25,983    $(602,475)   $60,969
                                                   =========    =======    =========    =======




   See accompanying notes to these unaudited condensed consolidated financial statements.

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
               (In thousands, except share and per share amounts)
                                   (Unaudited)

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

     Global Crossing's strategy is to be the premier provider of global broadband Internet Protocol ("IP") and data services for both wholesale and retail customers. Global Crossing is building a state-of-the-art fiber optic network that management believes to be of unprecedented global scope and scale to serve as the backbone for this strategy. Management believes that the Global Crossing network will enable it to be the low cost service provider in most of its addressable markets.

     GCH's subsidiaries' operations includes the operations of the following acquired entities: Global Marine Systems (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999) and a 50% interest in the Hutchison Global Crossing joint venture (acquired January 12, 2000). The acquisition of these entities is hereinafter referred to as the "Acquisitions." In addition, the Company has a significant ownership interest in Asia Global Crossing.

     Asia Global Crossing ("AGC"), a joint venture with Softbank Corp. and Microsoft Corporation, intends to become the first truly pan-Asian telecommunications carrier to offer worldwide bandwidth and data communications. The Asia Global Crossing joint venture was established on November 24, 1999. On October 6, 2000, AGC completed an initial public offering ("IPO") of 68 million shares of its common stock, at a price of $7.00 per share. GCL's ownership was changed from 93% to 56.9% as a result of the offering and related transactions. See footnote 10 for further discussion

(2)  Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     Prior to July 1, 1999, substantially all CPAs were treated as sales-type leases as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" ("SFAS 13"). On July 1, 1999, the Company adopted Financial Accounting Standards Board Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which requires prospective transactions to meet the criteria set forth in SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") to qualify for sales-type lease accounting. Since sales of terrestrial capacity did not meet the

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)



new criteria, the terrestrial portion of CPAs executed subsequent to June 30, 1999 were recognized over the terms of the contracts, as services.

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

     The principal effect of the change in the type of contracts offered to Global Crossing's customers beginning on January 1, 2000 is that an increasing percentage of capacity sales will be accounted for as operating leases rather than sales-type leases, resulting in more revenue from such sales being deferred into future periods than was previously the case. Accordingly, this change in contract terms will reduce revenue recognized upon activation of circuits in earlier periods and increase revenue recognized in later periods.

     Impairment of Long-Lived Assets - The Company periodically evaluates whether facts and circumstances have occurred that indicate the carrying amount of a long-lived asset may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write- down to market value or discounted cashflow is required. During the three and nine months ended September 30, 2000, the Company wrote down $3 million and $41 million, respectively, of long-lived assets related to accrued losses on sales contracts.

     Marketable Equity Securities - Investments covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are classified as "available for sale" and are carried at fair value with any unrealized gain or loss, net of tax, included in other shareholder's equity. For the three and nine months ended September 30, 2000, the Company had unrealized gains on securities of $40 million and $297 million, net of provision for income taxes of $27 and $198 million, respectively.

     Pending Accounting Standards - In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is required to be adopted by the Company in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of the Company.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which deferred SFAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is currently evaluating the impact of adopting this standard.

(4)  Net Income (Loss) Applicable to Common Shareholder

     Since the Company is a wholly owned subsidiary of GCL, per share information is not presented.

(5)  Acquisitions

     The Acquisitions are being accounted for under the purchase method of accounting for business combinations. The purchase price of Global Marine Systems has been allocated based upon the fair market value of the acquired assets and liabilities. The purchase price of Racal Telecom has not yet been allocated based upon fair market value. The Company will make final purchase price allocations, which may differ from the estimate presented. Following is the unaudited pro forma results of the Company, assuming the Acquisitions had been completed at the beginning of the period presented:

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)



                                                                   Three Months         Nine Months
                                                                       Ended               Ended
                                                                   September 30,       September 30,
                                                                       1999                 1999
                                                              -----------------------  --------------
     Revenue................................................          $  298,162          $1,030,940
                                                                      ==========          ==========
     Income (loss) applicable to common shareholder before
       cumulative effect of change in accounting principle..          $ (105,689)         $ (206,042)
                                                                      ==========          ==========
     Income (loss) applicable to common shareholder.........          $ (105,689)         $ (220,752)
                                                                      ==========          ==========


(6)  Property and Equipment

     Property and equipment consist of the following:

                                                                        September 30,    December 31,
                                                                             2000            1999
                                                                          ----------      ----------
       Land.................................................              $      751      $      199
       Buildings............................................                  21,300          21,755
       Leasehold improvements...............................                  50,568          29,096
       Furniture, fixtures and equipment....................                 704,253         493,945
       Transmission equipment...............................               2,699,342         968,972
                                                                          ----------      ----------
                                                                           3,476,214       1,513,967
       Accumulated depreciation.............................                (260,788)        (44,695)
                                                                          ----------      ----------
                                                                           3,215,426       1,469,272
       Construction in progress.............................               2,619,440       1,867,623
                                                                          ----------      ----------
       Total property and equipment, net....................              $5,834,866      $3,336,895
                                                                          ==========      ==========

(7)  Accrued Liabilities

     Included in accrued liabilities as of September 30, 2000, is a settlement payment of $19 million to Tyco Submarine Systems Ltd. ("Tyco") in relation to the early termination of the OA&M Agreement for the Atlantic Crossing-1 Subsea system. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement. Other claims asserted in arbitration remain pending. Refer to Legal Proceedings located in Part II of this report for further information on the arbitration proceeding.


(8)  Segment Information

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

(10) Subsequent Events

     AGC Offerings
     -------------

     On October 6, 2000, AGC completed its IPO in which it sold 68 million shares of common stock to the public at a price of $7.00 per share. In November 2000, pursuant to an over-allotment option granted to the underwriters of the IPO, AGC sold an additional 500,000 shares of its common stock at $7.00 per share. GCL's ownership in AGC after these offerings and

                 GLOBAL CROSSING HOLDINGS LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)

related transactions was reduced to 56.9%.

     Concurrently with the IPO, AGC issued $408 million of its 13.375% Senior Notes due 2010. AGC intends to use the approximately $850 million in net proceeds from this offering and the IPO to build the AGC network, make investments in telecommunications and internet companies, repay some of AGC indebtedness and for general corporate purposes.

     Also concurrently with the IPO, GCL's 50% interest in Hutchinson Global Crossing and 49% interest in Global Crossing Access Limited were each contributed to AGC. In connection with this transaction, AGC purchased GCL's interest in shareholder loans made to these entities and agreed to indemnify GCL for certain contingent liabilities relating to Hutchinson Global Crossing.

     Retirement of Racal Telecom Indebtedness
     ----------------------------------------

     In October 2000, the Company repaid approximately $755 million of borrowings under the credit facilities incurred in connection with the Company's purchase of Racal Telecom in November 1999. The source of funds for the debt repayment is a new debt facility entered into by a subsidiary of GCL with a maturity date of April 12, 2002. The Company has written-off approximately $24 million of deferred financing costs as a result of this extinguishment.

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

     As a result of Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which became effective July 1, 1999, we have accounted for revenue from terrestrial circuits sold after that date as operating leases and have amortized that revenue over the terms of the related contracts. Previously, we had recognized these sales as current revenue upon activation of the circuits. This deferral in revenue recognition has no impact on cash flow.

     With the consummation of Global Crossing's acquisition of Frontier Corporation on September 28, 1999, service offerings became a significant source of our revenue. Consequently, we initiated service contract accounting for our subsea systems during the fourth quarter of 1999, because we, since that date, no longer hold subsea capacity exclusively for sale. As a result, since the beginning of the fourth quarter, we have depreciated investments in both subsea and terrestrial systems over their remaining economic lives and have recognized revenue related to service contracts over the terms of the contracts. We have recognized revenue and costs related to the sale of subsea circuits upon activation, if the criteria of sales-type lease accounting have been satisfied with respect to those circuits.

     During the fourth quarter of 1999, our global network service capabilities were significantly expanded by the activation of several previously announced systems and by the integration of other networks obtained through acquisition and joint venture agreements. With this network expansion, we began offering our customers flexible bandwidth products to multiple destinations, which makes the historical practice of fixed, point-to-point routing of traffic and restoration capacity both impractical and inefficient. To ensure the required network flexibility, we will modify our future capacity purchase agreements and our network management in a manner that precludes the use of sales-type lease accounting.

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

The Company completed its acquisitions of Global Marine Systems (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999) and a 50% interest in the Hutchison Global Crossing joint venture (completed January 12, 2000). The acquisition of these entities is referred to as the "Acquisitions." The increase in revenue and expenses for the three and nine months ended September 30, 2000 is primarily due to these transactions. As the Acquisitions occurred just before or subsequent to September 30, 1999, the comparability of the results of operations for the three and nine months ended September 30, 2000 and 1999 is limited.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Revenue. Revenue for the three months ended September 30, 2000 increased 26% to $296 million as compared to $235 million for the three months ended September 30, 1999. The increase is due to the acquisition of Racal Telecom in

November 1999, partially offset by the Company's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

     Cost of sales. Cost of sales for the three months ended September 30, 2000 was $179 million, or 60% of revenue, compared to $129 million, or 55% of revenue, for the three months ended September 30, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 were due lower prices of subsea capacity sold to customers.

     Non-cash cost of undersea capacity sold was $41 million and $66 million during the three months ended September 30, 2000 and 1999, respectively. Incuded in the three months ended September 30, 2000 is $3 million in accrued losses on sales contracts.

     Operations, administration and maintenance ("OA&M"). OA&M costs for the three months ended September 30, 2000 were $76 million, or 26% of revenue, compared to $16 million, or 7% of revenue, for the three months ended September 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing network, the expenses of the Acquisitions and the cancellation of a third party OA&M agreement.

     Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2000 were $26 million, or 9% of revenue, compared to $13 million, or 6% of revenue, for the three months ended September 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus increased occupancy and advertising costs.

     Network development. Network development costs for the three months ended September 30, 2000 were $26 million, or 9% of revenue, compared to $7 million, or 3% of revenue, for the three months ended September 30, 1999. The increase is due to the additional expenses attributable to salaries, employee benefits and professional fees associated with the expansion of the Global Crossing network.

     General and administrative. General and administrative expenses for the three months ended September 30, 2000 were $104 million, or 35% of revenue, compared to $28 million, or 12% of revenue, for the three months ended September 30, 1999. The increase was comprised principally of salaries, employee benefits and recruiting from the Company's increased staffing for multiple systems, travel, professional fees, insurance and occupancy costs and expenses attributable to the Acquisitions.

     Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2000 was $79 million, or 27% of revenue, compared to $12 million for the three months ended September 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

     Goodwill and intangibles amortization. Goodwill and intangibles amortization for the three months ended September 30, 2000 was $26 million, compared to $4 million for the three months ended September 30, 1999. The increase is attributable to the acquisition of Racal Telecom, which occurred after September 30, 1999, and an increase in residual goodwill resulting from the final purchase price allocation for Global Marine Systems.

     Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was a $13 million loss, compared to a $71 thousand gain, for the three months ended September 30, 2000 and 1999, respectively. The decrease is primarily due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

     Minority interest. Minority interest for the three months ended September 30, 2000 was income of $7 million and relates to minority interest in net losses of Pacific Crossing ("PC-1") and Asia Global Crossing ("AGC").

     Interest income and interest expense. Interest income for the three months ended September 30, 2000 was $26 million, compared to $14 million for the three months ended September 30, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the three months ended September 30, 2000 was $78 million, compared to $35 million for the three months ended September 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing network.

     Provision for income taxes. We recognized a provision for income taxes of $8 million and $7 million for the three months ended September 30, 2000 and 1999, respectively, to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

     Extraordinary loss on retirement of debt. In July 1999, the Company recognized an extraordinary loss resulting from the repayment of existing debt in connection with the issuance of its $3 billion Senior Secured Credit Facility, comprised of a write-off of $15 million of unamortized deferred financing costs.

     Net income (loss). Net loss for the three months ended September 30, 2000 was $297 million, compared to $1 million for the three months ended September 30, 1999.

     Income (loss) applicable to common shareholder. During the three months ended September 30, 2000, the Company reported net loss applicable to common shareholder of $310 million compared to $15 million for the three months ended September 30, 1999.

Results of Operations for the Nine Months Ended September 30, 2000 and September 30, 1999

     Revenue. Revenue for the nine months ended September 30, 2000 increased 59% to $954 million as compared to $599 million for the nine months ended September 30, 1999. The increase is due to the Acquisitions, which are included in the full period results for the nine months ended September 30, 2000, partially offset by the Company's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

     Cost of sales. Cost of sales for the nine months ended September 30, 2000 was $635 million, or 67% of revenue, compared to $279 million, or 47% of revenue, for the nine months ended September 30, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were due to lower margins in the businesses acquired and lower prices of subsea capacity sold to customers.

     Non-cash cost of undersea capacity sold was $252 million and $181 million during the nine months ended September 30, 2000 and 1999, respectively. Included in the nine months ended September 30, 2000 is $41 million in accrued losses on sales contracts.

     Operations, administration and maintenance ("OA&M"). OA&M costs for the nine months ended September 30, 2000 were $182 million, or 19% of revenue, compared to $43 million, or 7% of revenue, for the nine months ended September 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing network, the expenses of the Acquisitions and the cancellation of a third party OA&M agreement

     Sales and marketing. Sales and marketing expenses for the nine months ended September 30, 2000 were $71 million, or 7% of revenue, compared to $38 million, or 6% of revenue, for the nine months ended September 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus increased occupancy and advertising costs.

     Network development. Network development costs for the nine months ended September 30, 2000 was $69 million, or 7% of revenue, compared to $20 million, or 3% of revenue, for the nine months ended September 30, 1999. The increase is due to the additional expenses attributable to salaries, employee benefits and professional fees associated with the expansion of the Global Crossing network.

     General and administrative. General and administrative expenses for the nine months ended September 30, 2000 were $227 million, or 24% of revenue, compared to $57 million, or 9% of revenue, for the nine months ended September 30, 1999. The increase was comprised principally of salaries, employee benefits and recruiting from the Company's increased staffing for multiple systems, travel, professional fees, insurance and occupancy costs and the additional expenses attributable to the Acquisitions.

     Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2000 was $198 million, compared to $16 million for the nine months ended September 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

     Goodwill and intangibles amortization. Goodwill and intangibles amortization for the nine months ended September 30, 2000 was $82 million, compared to $4 million for the nine months ended September 30, 1999. The increase is attributable to the Acquisitions which occurred just before or subsequent to September 30, 1999.

     Equity in loss of affiliates. Equity in loss of affiliates was $32 million and $5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

     Minority interest. Minority interest for the nine months ended September 30, 2000 was a loss of $6 million and relates to minority interest in income of PC-1, partially off-set by net losses of AGC.

     Interest income and interest expense. Interest income for the nine months ended September 30, 2000 was $70 million, compared to $46 million for the nine months ended September 30, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the nine months ended September 30, 2000 was $209 million, compared to $82 million for the nine months ended September 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing network.

     Provision for income taxes. We recognized a provision for income taxes of $23 million and $37 million for the nine months ended September 30, 2000 and 1999, respectively, to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

     Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the nine months ended September 30, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the nine months ended September 30, 1999 of $15 million (net of tax benefit of $1.4 million) that represents start-up costs incurred and capitalized during previous periods.

     Extraordinary loss on retirement of debt. In July 1999, the Company recognized an extraordinary loss resulting from the repayment of existing debt in connection with the issuance of its $3 billion senior secured corporate credit facility, comprised of a write-off of $15 million of unamortized deferred financing costs.

     Net income (loss). Net loss for the nine months ended September 30, 2000 was $725 million, compared to net income of $43 million for the nine months ended September 30, 1999.

     Income (loss) applicable to common shareholder. During the nine months ended September 30, 2000, the Company reported net loss applicable to common shareholder of $766 million compared to net income of $2 million for the nine months ended September 30, 1999.


Liquidity and Capital Resources

     Global Crossing estimates the total remaining cost of developing and deploying the announced systems on the Global Crossing network to be approximately $3.0 billion, excluding costs of potential future upgrades. We anticipate that all of these systems will be completed by the middle of 2001. The Company and its affiliate raised approximately $2.13 billion by increasing the size of its corporate credit facility ($1.25 billion), the initial public offering of 68 million shares of Asia Global Crossing ("AGC") common stock ($476 million), and the issuance by AGC of 13.375% Senior Notes ($408 million). When combined with the $3.65 billion in estimated pre-tax cash proceeds from the sale of the ILEC and the Company's expected operating cash flows, Global Crossing expects to be in a position to fully fund all of its anticipated business expansion plans without further financing activities.

     In October 2000, we repaid approximately $755 million of borrowings under the credit facilities incurred in connection with the Company's purchase of Racal Telecom in November 1999. The source of funds for the debt repayment is a new debt facility entered into by a subsidiary of Global Crossing Ltd. ("GCL").

     In August 2000, we amended and restated the terms of our existing senior secured corporate credit facility, increasing the aggregate amount available to be borrowed from $1 billion to $2.25 billion, consisting of a $1 billion revolving credit facility which matures in July 2004, a $700 million revolving term facility that converts to a term loan in August 2002 and matures in July 2004; and a $550 million term loan that matures in June 2006. The borrowings under the facilities may be used for working capital and general corporate purposes.

     The Company has extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

     Cash provided by operating activities was $378 million for the nine months ended September 30, 2000 and $531 million for the nine months ended September 30, 1999. The balances principally represent cash received from capacity sales and interest income received, less sales and marketing, network development and general and administrative expenses paid.

     Cash used in investing activities was $2.5 billion and $2.1 billion for the nine months ended September 30, 2000 and 1999, respectively, and represents cash paid for construction in progress, purchases of property and equipment, purchases of marketable equity securities, cash investments in affiliates and the Acquisitions.

     Cash provided by financing activities was $947 million and $900 for the nine months ended September 30, 2000 and 1999, respectively, and primarily represents borrowings under the senior secured corporate credit facility and cash contributions from GCL, offset by repayments of borrowings under long term debt and preferred dividends.

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

     As most of the Company's sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on the business or its financial condition. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. The Company is the guarantor of debt incurred by other Global Crossing entities which are not included in the results of the Company.


Expected maturity dates                   2000           2001          2002        2003         2004  Thereafter     Total
-----------------------                   ----           ----          ----        ----         ----  ----------     -----
          (in thousands)
DEBT
Non Current - US$ denominated
9 1/2% Senior Notes due 2009                   -             -             -            -           -  $1,100,000  $1,100,000
  Average interest rates - fixed                                                                                          9.5%
9 1/8% Senior Notes due 2006                   -             -             -            -           -     900,000     900,000
  Average interest rates - fixed                                                                                          9.1%
9 5/8% Senior Notes due 2008                   -             -             -            -           -     800,000     800,000
  Average interest rates - fixed                                                                                          9.6%
Racal Term Loan A                        584,804             -             -            -           -           -     584,804
  Average interest rates - variable                                                                                        (1)
Racal Term Loan B and Ancillary
  Facility                               182,751             -             -            -           -           -     182,751
  Average interest rates - variable                                                                                        (2)
7 1/4% Senior Notes due 2004                   -             -             -            -     300,000           -     300,000
  Average interest rates - fixed                                                                                          7.3%
Pacific Crossing Term Loan A-1                 -        80,000    $   90,000   $  110,000     115,000      30,000     425,000
  Average interest rates - variable                                                                                        (4)
Pacific Crossing Term Loan B                   -         3,260         3,260        3,260       3,260     311,960     325,000
  Average interest rates - variable                                                                                        (5)
6% Dealer Remarketable Securities
   (DRS) due 2013                              -             -             -            -           -     200,000     200,000
  Average interest rates - fixed                                                                                           (3)
DERIVATIVE INSTRUMENTS
Interest rate swap floating for
fixed - Contract notional
amount                                         -             -             -            -     200,000           -     200,000
  Fixed rate assumed by GCL                                                                                                (6)
  Variable rate assumed by
    Counterparty                                                                                                          7.3%
Interest rate swap fixed for
floating - Contract notional
amount                                   365,502             -             -            -     500,000           -     865,502
  Average floating rate assumed
    by GCL                                                                                                                 (7)
  Average fixed rate assumed by
    Counterparty                               7%                                                 5.0%
Foreign currency forward - Sterling
Denominated Contract notional amount     163,652             -             -            -           -           -     163,652
  Fixed conversion rate                                                                                                1.4612

                                         Fair Value
Expected maturity dates               September 30, 2000
-----------------------               ------------------
          (in thousands)
DEBT
Non Current - US$ denominated
9 1/2% Senior Notes due 2009            $1,093,813
  Average interest rates - fixed
9 1/8% Senior Notes due 2006               890,625
  Average interest rates - fixed
9 5/8% Senior Notes due 2008               798,000
  Average interest rates - fixed
Racal Term Loan A                          584,804
  Average interest rates - variable
Racal Term Loan B and Ancillary
  Facility                                 182,751
  Average interest rates - variable
Medium Term Notes, 8.8%-9.3%
  Due 2000 to 2021                         180,812
  Average interest rates - fixed
7 1/4% Senior Notes due 2004               278,265
  Average interest rates - fixed
Pacific Crossing Term Loan A-1             425,000
  Average interest rates - variable
Pacific Crossing Term Loan B               325,000
  Average interest rates - variable
6% Dealer Remarketable Securities
   (DRS) due 2013                          192,851
  Average interest rates - fixed
Other                                        6,848
  Average interest rates - fixed
DERIVATIVE INSTRUMENTS
Interest rate swap floating for
fixed - Contract notional
amount                                     205,913
  Fixed rate assumed by GCL
  Variable rate assumed by
    Counterparty
Interest rate swap fixed for
floating - Contract notional
amount                                     859,917
  Average floating rate assumed
    by GCL
  Average fixed rate assumed by
    Counterparty
Foreign currency forward - Sterling
Denominated Contract notional amount         1,593
  Fixed conversion rate


(1) The interest rate is British pound LIBOR + 2.50%. The effective interest rate was 8.6% as of September 30, 2000.
(2) The interest rate on Term Loan B and the Ancillary Facility is British pound LIBOR + 2.50%. The weighted-average interest rate was 8.6% as of September 30, 2000.
(3) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.
(4) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 8.9% as of September 30, 2000.
(5) The interest rate is 1 month US dollar LIBOR + 2.50%, which was 9.1% as of September 30, 2000.
(6) The interest rate is 6 month US dollar LIBOR + 1.26%, which is set in arrears.
(7) There are two fixed for floating interest rate swaps denominated in British pounds. GCL receives interest rates based on 3 month British pound LIBOR, which was 6.2% on September 30, 2000. GCL also has two US dollar denominated swaps. The interest rate is 1 month US dollar LIBOR, which was 6.6% as of September 30, 2000.

Foreign Currency Risk

     For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations.

     For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. For the nine months ended September 30, 2000 and 1999, the Company incurred a foreign currency translation loss of $174 million and gain of $18 million, respectively. Foreign currency transaction gains and losses are included in the statement of operations as incurred.

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

     In addition, on May 22, 2000, Global Crossing's subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber- optic cable system. Global Crossing seeks unspecified monetary damages, a declaration that certain of its obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that Global Crossing and its subsidiaries breached their various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by Global Crossing and awards aggregating not less than $155 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing and Tyco agreed to the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance ("OA&M") Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in arbitration remain pending.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      2.1 Stock Purchase Agreement, dated as of July 11, 2000, by and among GCL, Global Crossing North America, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2 to GCL's Current Report on Form 8-K filed on July 19, 2000).

      4.1 Amended and Restated Credit Agreement dated as of August 10, 2000 among Global Crossing Ltd., Global Crossing Holdings Ltd., Global Crossing North America, Inc., the Lenders party thereto and The Chase Manhattan Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 to GCL's Quarterly Report on Form 10-Q filed on November 14, 2000)).

      10.1 The Global Crossing Ltd. Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 4.2 to GCL's Registration Statement on Form S-8 filed on June 14, 2000 ).

      10.2 The Global Crossing Ltd. Deferred Plan for Directors (incorporated by reference to Exhibit 4.1 to GCL's Registration Statement on Form S-8 filed June 14, 2000.

      10.3 Option Limitation Agreement, dated as of February 22, 2000, among the GCL, IPC Communications, Inc., IXnet, Inc., and the individuals signatory thereto (incorporated by reference to Exhibit 10.3 to GCL's Quarterly Report on Form 10- Q filed on May 14, 2000).

      10.4 Asia Global Crossing 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A of Asia Global Crossing Ltd. filed on September 27, 2000).

      27.1  Financial Data Schedule (filed herewith).

(b)   Reports on Form 8-K.

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Global Crossing Holdings Ltd.,
                     a Bermuda corporation

                     By:         /s/ Rob Klug
                         -----------------------------
                                  Rob Klug
                                 Controller
                          (Principal Accounting Officer)

                                November 14, 2000